Form 10-Q
period 1995-01-31
NEWCOR INC
filed 1995-03-13
CIK 71745

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 1995

Commission file number 1-5985


                               NEWCOR, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)



     Delaware                                   38-0865770
- - -------------------------------             -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)



  1825 S. Woodward Avenue, Suite 240, Bloomfield Hills, Michigan  48302
- - --------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code (810) 253-2400

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                Yes  __ X__                  No


    As of March 2, 1995 the Registrant has 4,678,847 outstanding shares of common stock $1.00 par value, the Registrant's only class of common stock.

                              NEWCOR, INC.
                       PART I. FINANCIAL INFORMATION
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (In thousands, except per share amounts)


                                           Three Months Ended
                                         1/31/95       1/31/94
Sales                                    $27,923       $23,412
Cost of sales                             23,351        20,856
Gross margin                               4,572         2,556
Selling, general, and
  administrative expenses                  3,594         3,714
Operating income                             978        (1,158)
Other income (expense):
Interest expense                            (515)         (179)
Other                                         38            39
Income before income taxes                   501        (1,298)
Provision for income taxes                   171          (599)
Net income (loss)                        $   330       $  (699)

Amounts per share of common stock:
  Net income (loss)                      $  0.07       $ (0.15)
  Dividends                              $  0.05       $  0.05

Weighted average
common shares outstanding                  4,678         4,645


             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                           Three Months Ended
                                         1/31/95       1/31/94
Operating Activities:
Net income (loss)                         $  330      $   (699)
Depreciation and amortization                847           547
Other                                        238            27
Changes in net operating assets            3,243        (9,087)
Net cash provided by (used in)
  operating activities                     4,658        (9,212)

Investing activities:
Capital expenditures                        (898)         (852)
Use of EDC proceeds                            -           111
Proceeds from sale of capital assets          35            55
Net cash used in investing activities       (863)         (686)

Financing activities:
Long-term borrowings, net                 (3,600)       10,100
Cash dividends                              (234)         (232)
Shares issued under stock option plans        20            27
Net cash provided by (used in)
  financing activities                    (3,814)        9,895

Decrease in cash and equivalents             (19)           (3)

Cash and equivalents, November 1              55            20

Cash and equivalents, January 31        $     36      $     17


              The accompanying notes are an integral part of
             the consolidated condensed financial statements.

                                NEWCOR, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (In thousands)

                                                 1/31/95       10/31/94

                           ASSETS

Current assets:
   Cash and equivalents                          $    36        $    55
   Receivables                                    25,317         25,600
   Costs and estimated earnings in excess of
    related billings on uncompleted contracts     14,673         18,189
   Inventories                                     4,591          4,123
   Other current assets                            3,403          3,575

Total current assets                              48,020         51,542

Property, plant and equipment, net of
  accumulated depreciation of $19,196
  at 1/31/95 and $18,577 at 10/31/94              22,887         22,793
Other assets                                      10,396         10,501

Total assets                                     $81,303        $84,836


                                LIABILITIES

Current liabilities:
   Current portion of long-term debt             $ 1,300        $   600
   Accounts payable                                8,680         11,132
   Other accrued liabilities                       9,816          7,624

     Total current liabilities                    19,796         19,356

Long-term debt, less current portion              26,600         30,900
Postretirement benefits and other                  9,634          9,423
     Total liabilities                            56,030         59,679


                           SHAREHOLDERS' EQUITY

Common stock                                       4,679          4,676
Capital in excess of par                             391            374
Unfunded pension liability                        (1,319)        (1,319)
Retained earnings                                 21,522         21,426
     Total shareholders' equity                   25,273         25,157

Total liabilities and shareholders' equity       $81,303        $84,836






              The accompanying notes are an integral part of
             the consolidated condensed financial statements.

                                NEWCOR, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note A. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1994.


Note B. Interest of $461,000 and $132,000 was paid during the three months ended January 31, 1995 and 1994, respectively. No income taxes were paid during the three months ended January 31, 1995 and 1994.


Note C. On February 10, 1994, Newcor purchased all the assets of Blackhawk Engineering Company ("Blackhawk"), an Iowa corporation with operations in Cedar Falls, and Waterloo, Iowa. Blackhawk's principal line of business is the production machining of gray iron, modular iron, and steel foundry castings, and its principal customer is Deere & Company. The acquisition has been recorded using the purchase method of accounting. Blackhawk's results of operations have been included in the Company's consolidated financial statements as of February 11, 1994.

                                NEWCOR, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS


Overview

During the first quarter of 1995, Newcor generated $330,000 of net income on sales of $27.9 million. This marked a significant improvement over the first quarter of 1994, when we incurred a $699,000 net loss on sales of $23.4 million. Three main factors led to the improved results during 1995. First, costs incurred on special machine systems during 1995 were generally within budget, unlike the first quarter of 1994 when a $1.3 million pre-tax provision for excess costs on a major assembly system was recognized. Second, Blackhawk Engineering, which was acquired on February 10, 1994, continued to perform well. And third, the remainder of the divisions within the Precision Parts segment benefitted from incremental new business for 1995, as well as the strong automotive market.

Each division within our Precision Parts segment began 1995 with incremental new business as well as prospects for additional new business that will start up in the second half of fiscal 1995. Provided the economy maintains its positive growth, this segment should reach record sales and operating income levels during 1995. We believe that we have corrected the problems that occurred during 1994 within the Special Machines segment, and we expect margins to continue at acceptable levels throughout 1995. This segment's backlog involves proven technology and we anticipate a good stream of opportunities for additional new orders.

Newcor, Inc. is organized into two business segments: Special Machines and Precision Parts. Special machines are custom designed and sold individually on a made-to-order basis or incorporated into complete systems. Revenues and costs for special machines are determined under the percentage of completion method of accounting. Operating results and backlog levels are dependent upon this segment's ability to obtain individual contracts through competitive quotes. Accordingly, this ability to obtain contracts can result in significant fluctuations in sales, net income, order backlog, working capital and bank borrowings.

The Precision Parts segment consists of automotive and farm equipment parts machined on dedicated manufacturing cells, molded rubber and plastic parts and special contoured parts produced and sold in small quantities. Sales are recorded when title transfers upon shipment. Operating results and working capital of the Precision Parts segment are more consistent between accounting periods than the Special Machines segment.

Results of Operations

Consolidated sales by segment are as follows:

                                        (In Thousands)
                                      Three Months Ended
                                     1/31/95      1/31/94
Special Machines                     $13,164      $15,550
Precision Parts                       14,759        7,862
     Total Sales                     $27,923      $23,412

Consolidated sales increased 19.3% for the first quarter of 1995 compared to the first quarter of 1994. Sales for the Precision Parts segment increased 87.7%, but sales for the Special Machines segment decreased 15.3%. The increase by the Precision Parts segment is due to sales of approximately $4 million generated by Blackhawk in 1995, as well as additional sales of approximately $3 million at the other three Precision Parts divisions. Each division has benefitted from incremental new business for 1995, as well as the strong automotive market.

The decrease in sales by the Special Machines segment resulted from working on a number of smaller projects during 1995, as compared to a few larger projects in 1994. These smaller projects entail proven technology and have generally been completed within budget.

Consolidated gross profit percentage for the first quarter of 1995 was 16.4% compared to only 10.9% in 1994. The low gross profit percentage in 1994 reflected the $1.3 million provision for excess costs on a major assembly system referred to in the Overview section. The 16.4% margin generated in 1995 still does not match the 20-25% margins experienced during 1992 and 1993 because of two main reasons. First, increased competition in the special machines market has caused the margins of this segment to decline. Second, our Precision Parts segment has grown drastically over the past few years, and this segment has historically had lower margins, as well as lower SG&A costs, than the Special Machines segment.

Selling, general and administrative expenses were down 3% from 1994 levels due to cost reduction programs and administrative changes made during 1994 and 1995. This reduction in SG&A was achieved even though Blackhawk had SG&A expenses of approximately $200,000 in 1995.

Operating income by segment was as follows:
                                         (In thousands)
                                       Three Months Ended
                                     1/31/95        1/31/94
Special Machines                     $    21      $  (1,170)
Precision Parts                        1,269            312
Corporate                               (312)          (300)
    Total Operating Income           $   978      $  (1,158)

The improved operating profitability of the Special Machines segment represents the effect of the excess costs incurred in 1994. The improved operating profitability of the Precision Parts segment represents the acquisition of Blackhawk, as well as the incremental new business for 1995. Corporate costs and expenses remained relatively constant.

Interest expense was higher in 1995 due primarily to a higher average borrowing level, as well as higher interest rates. The higher average borrowing level was due principally to the acquisition of Blackhawk, as well as the net cash used by operations during the 1994 fiscal year.

The apparent income tax rate was 34% for the quarter ended January 31, 1995 as the effect of non-deductible items was offset by the benefit generated by our foreign sales corporation. For the quarter ended January 31, 1994, the apparent income tax benefit rate was 46% due to the reversal of certain tax liabilities related to Newcor's Canadian subsidiary which was shut down in 1990.

Liquidity and Capital Resources

During the first quarter of 1995, Newcor's consolidated operations generated cash of $4.6 million which was used to fund approximately $900,000 of capital purchases and pay down $3.6 million of debt. The positive cashflow from operations was generated by the net income plus depreciation and amortization of approximately $1.2 million and a reduction in net operating assets of $3.2 million. The main cause of the change in net operating assets was a reduction in inventory build at the Special Machines segment due to the stage of contracts-in-progress.
During the first quarter of 1994, Newcor's consolidated operations used cash of $9.2 million due primarily to increases in net operating assets of $9.1 million. This, coupled with capital purchases of $850,000, caused bank borrowings to increase by $10.1 million.

We anticipate total capital spending in 1995 to be approximately $6 million, with $5 million of this being spent at the Precision Parts divisions. This money will be spent on additional machinery and plant expansions and is required to support new business.

The company continues to pay a quarterly cash dividend of $.05 per share of common stock. Total dividends paid during the first quarter of 1995 and 1994 were $234,000 and $232,000, respectively. Future dividends will be determined at the quarterly meetings of the Board of Directors after considering cash requirements for operations and reviewing the company's financial condition, but are expected to remain at the current level.

The company believes that existing and potential debt capacity and cash from operations will be adequate to service debt obligations, continue capital improvements, and maintain adequate working capital.


New Orders and Backlog

New orders booked during the first quarter of 1995 were $27.3 million, up significantly from the $18.2 million booked during the same period one year ago. New order bookings for the first quarter of 1995 were below the $36.2 million booked during the fourth quarter of 1994, which is normal due to the holiday season. In addition, the Special Machines segment has been awarded simultaneous engineering contracts for two large orders, and the probability for subsequently receiving the system build orders is quite good. The following table shows the new orders booked each quarter for the past three fiscal years:

                                                  (In millions)
                                           New orders booked by quarter
                                            1995       1994        1993
First quarter (January 31)                 $27.3      $18.2       $23.9
Second quarter (April 30)                              31.5        29.2
Third quarter (July 31)                                30.7        33.4
Fourth quarter (October 31)                            36.2        27.0

The backlog as of January 31, 1995 was $54.0 million compared with $54.6 million at the beginning of the quarter and $44.8 million one year ago. The January 31, 1995 backlog involves proven technology and provides a solid platform for the remainder of the fiscal year. The following table shows the backlog as of the end of each quarter for the past three fiscal years:

                                                  (In millions)
                                       Backlog as of the end of the quarter
                                           1995        1994        1993
First quarter (January 31)                $54.0       $44.8       $48.2
Second quarter (April 30)                              48.8        46.5
Third quarter (July 31)                                50.1        53.0
Fourth quarter (October 31)                            54.6        50.0

                                NEWCOR, INC.
                        PART II.  OTHER INFORMATION




Item 5.   Other Information

      On March 1, 1995, W. John Weinhardt succeeded Richard A. Smith as Newcor's president and chief executive officer. Mr. Weinhardt, who is 44, comes to Newcor from Danaher Corporation, a $1.5 billion Fortune 500 company that manufactures tools, process/environmental controls and transportation products, where we was vice president, group executive of the $350 million Transportation Group and president and chief executive officer of Fayette Tubular Products, Inc., one of the transportation companies. Mr. Smith will remain on Newcor's board and also act as an advisor to the Company.


Item 6.  Exhibits and Reports on Form 8-K

      (b) Reports on Form 8-K

          None

                                 SIGNATURES

  Pursuant to the requirement of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                NEWCOR, INC.
                                Registrant




    March 8, 1995             John Garber
                                John Garber
                                Vice President - Finance
                                Principal Financial & Accounting Officer