Form 10-Q/A
period 1995-01-31
NEWCOR INC
filed 1995-05-04
CIK 71745

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q/A

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended       January 31, 1995

Commission File Number       1-5985

                     NEWCOR, INC.
(Exact name of registrant as specified in its charter)

     DELAWARE, USA                                  38-0865770
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                  Identification No.)

1825 S. Woodward Ave, Suite 240, Bloomfield Hills, MI      48302
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:
       (810) 253-2400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes   __X__                   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

    Common stock, $1 Par Value - 4,679,597 shares as of May 4, 1995.

                                   NEWCOR, INC.
                           PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

            a. Exhibits
                 Exhibit 27 - Financial Data Schedule

            b. Reports on Form 8-K
                 No reports have been filed on Form 8-K this quarter.

                                  NEWCOR, INC.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NEWCOR. INC.
                                         Registrant

May 4, 1995                              John Garber
Date                                     Principal Financial Officer