Form 10-Q
period 1995-04-30
NEWCOR INC
filed 1995-06-08
CIK 71745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1995

Commission file number 1-5985


NEWCOR, INC.
- ------------------------------------------------------
(Exact name of registrant as specified in its charter)



Delaware                                38-0865770
- -------------------------------      -------------------
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)



1825 S. Woodward Avenue
Suite 240
Bloomfield Hills,   Michigan                 48302
- ----------------------------------------   ----------
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


                Yes   X                  No


As of June 5, 1995 the Registrant has 4,679,597 outstanding shares of common stock $1.00 par value, the Registrant's only class of common stock.

PART I. FINANCIAL INFORMATION
NEWCOR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share amounts)


                       Six Months Ended   Three Months Ended
                      4/30/95   4/30/94   4/30/95    4/30/94
Sales                 $57,412   $50,883   $29,489    $27,471

Cost of sales          48,771    45,906    25,420     25,050
  Gross margin          8,641     4,977     4,069      2,421
SG&A expenses           7,679     7,493     4,085      3,779
  Operating profit        962    (2,516)      (16)    (1,358)
Interest expense         (976)     (545)     (461)      (366)
Other income               74        51        36         12
  Pre-tax profit           60    (3,010)     (441)    (1,712)
Income tax expense         21    (1,175)     (150)      (576)
  Net income          $    39   $(1,835)  $  (291)   $(1,136)

Amounts per share
of common stock:
  Net income (loss)   $  0.01   $ (0.39)  $ (0.06)   $ (0.24)
  Dividends           $  0.10   $  0.10   $  0.05    $  0.05

Weighted average number of common
shares outstanding      4,678     4,651     4,679      4,656



CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

                                          Six Months Ended
                                         4/30/95     4/30/94
Operating Activities:
  Net income (loss)                      $    39    $ (1,835)
  Depreciation and amortization            1,716       1,290
  Other                                      364          77
  Changes in net operating assets          3,835     (13,312)
Net cash provided by (used in)
operating activities                       5,954     (13,780)

Investing activities:
  Capital expenditures                    (2,624)     (2,411)
  Purchase of Blackhawk Engineering            -      (9,126)
  Use of EDC proceeds                          -         111
  Proceeds from sale of capital assets        35         180
Net cash used in investing activities     (2,589)    (11,246)

Financing activities:
  Long-term borrowings, net               (2,900)     25,242
  Cash dividends                            (468)       (465)
  Shares issued under stock option plans      24         262
Net cash provided by (used in)
financing activities                      (3,344)     25,039

Increase in cash and equivalents              21          13

Cash and equivalents, November 1              55          20

Cash and equivalents, April 30           $    76    $     33


        The accompanying notes are an integral part of the consolidated condensed financial statements.

NEWCOR, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

                                               4/30/95   10/31/94
                                    ASSETS
Current assets:
  Cash and equivalents                         $    76    $    55
  Receivables                                   24,753     25,600
  Costs and estimated earnings in excess of
    related billings on uncompleted contracts   12,661     18,189
  Inventories                                    4,736      4,123
  Other current assets                           2,157      3,575
Total current assets                            44,383     51,542

Property, plant and equipment, net of
  accumulated depreciation of $19,927
  at 4/30/95 and $18,577 at 10/31/94            23,824     22,793
Other assets                                    10,384     10,501

Total assets                                   $78,591    $84,836


                                 LIABILITIES
Current liabilities:
  Current portion of long-term debt            $ 1,300    $   600
  Accounts payable                               7,379     11,132
  Other accrued liabilities                      8,032      7,624
Total current liabilities                       16,711     19,356

Long-term debt, less current portion            27,300     30,900
Postretirement benefits and other                9,828      9,423
  Total liabilities                             53,839     59,679

                            SHAREHOLDERS' EQUITY
Common stock                                     4,679      4,676
Capital in excess of par                           395        374
Unfunded pension liability                      (1,319)    (1,319)
Retained earnings                               20,997     21,426
  Total shareholders' equity                    24,752     25,157

Total liabilities and shareholders' equity     $78,591    $84,836



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


Note B. Interest of $870,000 and $326,000 was paid during the six months ended April 30, 1995 and 1994, respectively. Income tax refunds of $1,652,000 were received during the six months ended April 30, 1995. No income taxes were paid during the six months ended April 30, 1995 and 1994.


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

NEWCOR, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS


Overview

During the second quarter of 1995, Newcor incurred a net loss of $291,000 on sales of $29.5 million. Year-to-date net income was $39,000 on sales of $57.4 million. While this represented a significant improvement over results for the previous year, a net loss of $1,136,000 for the second quarter of 1994 and $1,835,000 for the first six months of 1994, performance continued to be negatively impacted by costs incurred to fix problems with special machine systems that were shipped during 1994. Although the time and cost required to accomplish this objective has been greater than was previously estimated, we believe that the resolution of the major special machine systems' problems is behind us. However, it is possible that we may incur additional costs toward this end in subsequent months.

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

Results of Operations

Consolidated sales (in thousands) by segment are as follows:

                   Six Months Ended   Three Months Ended
                  4/30/95   4/30/94    4/30/95   4/30/94
Special Machines  $27,227   $30,964    $14,063   $15,414
Precision Parts    30,185    19,919     15,426    12,057
                  -------   -------    -------   -------
  Total           $57,412   $50,883    $29,489   $27,471

Consolidated sales increased $6.5 million or 13% for the six months ended April 30, 1995 and $2 million or 7% for the quarter ended April 30, 1995. Precision Parts segment sales for the quarter increased 28% over 1994's level due primarily to incremental new business for the 1995 model year combined with the strong automotive market. This segment's year-to-date sales are up over 50% from the first six moths of 1994 due to the reasons listed above, as well as the purchase of Blackhawk
Engineering in February 1994. Blackhawk, one of the Precision Parts divisions, had sales of approximately $4 million in the first quarter of 1995. Sales for the remainder of 1995 should remain strong, although a decline in the automotive market would probably cause a slowdown in sales by this segment. Looking towards fiscal 1996, this segment was recently awarded significant new business that will start up in the fourth quarter of 1995 and approach full production during the first quarter of 1996.

Sales at the Special Machines segment were down 9% for the second quarter and 12% year-to-date. This decrease was due to a more careful job selection process after the problems of 1994, as well as the stage of certain contracts-in-process.

Consolidated gross profit percentage was up 5 percentage points to 15% for the six months ended April 30, 1995.
The improvement was primarily due to a reduction of cost overruns compared with 1994. The 15% margin achieved in 1995 remained below normal because of the additional costs incurred in the first half of 1995 to fix problems with certain special machines systems that were shipped during 1994.

Selling, general and administrative expenses were 8% higher for the quarter ended April 30, 1995. The increase was primarily due to inflation and costs related to various personnel changes that occurred during the second quarter of 1995. Year-to-date SG&A expenses were only 2.5% higher as various cost-saving measures have offset the items mentioned above as well as the additional 1995 SG&A expenses at Blackhawk which was not acquired until February 1994.

Operating income (in thousands) by segment was as follows:

                  Six Months Ended     Three Months Ended
                 4/30/95    4/30/94    4/30/95    4/30/94
Special Machines  $ (643)   $(3,289)    $ (664)   $(2,119)
Precision Parts    2,465      1,348      1,196      1,036
Corporate           (860)      (575)      (548)      (275)
                  ------    -------     ------    -------
  Total           $  962    $(2,516)    $  (16)   $(1,358)

The improved operating profitability of the Special
Machines segment resulted from the effect of reducing the cost overruns that occurred in 1994. The improved operating profitability of the Precision Parts segment reflected the acquisition of Blackhawk and the incremental new business for 1995. Corporate expenses increased due to costs related to various personnel changes.

Interest expense was higher in 1995 due primarily to a higher average borrowing level, as well as higher interest rates. The higher average borrowing level was due principally to the acquisition of Blackhawk.
The apparent income tax rate was 34% for the six months ended April 30, 1995. For the six months ended April 30,
1994, the apparent income tax rate was 39% due to the reversal of certain tax liabilities related to Newcor's
Canadian subsidiary which was shut down in 1990.

Liquidity and Capital Resources

During the first six months of 1995, Newcor's consolidated operations generated cash of $6 million which was used to fund $2.6 million of capital purchases and pay down $2.9 million of debt. The positive cashflow from operations was generated by the net income plus depreciation and amortization of approximately $1.8 million and a reduction in net operating assets of $3.8 million. The main cause of the change in net operating assets was a reduction in the Special Machines segment inventory build due to the stage of contracts-in-progress. Capital spending was primarily for machinery and plant expansions needed to support new business awarded to the Precision Parts segment. We expect to spend approximately $6 million during the balance of 1995 for additional equipment to manufacture the aforementioned new business.

During the first six months of 1994, Newcor's consolidated operations used cash of $13.8 million due primarily to increases in net operating assets of $13.3 million. This, coupled with the purchase of Blackhawk for approximately $9 million and capital purchases of $2.4 million, caused bank borrowings to increase by $25.2 million.

The company continues to pay a quarterly cash dividend of $.05 per share of common stock. Total dividends paid during the first six months of 1995 and 1994 were $468,000 and $465,000, respectively. Future dividends will be determined at the quarterly meetings of the Board of Directors after considering cash requirements for operations and reviewing the company's financial condition, but are expected to remain at the current level.

The company believes that existing and potential debt capacity and cash from operations will be adequate to service debt obligations, continue capital improvements, and maintain adequate working capital.


New Orders and Backlog

The following table shows the new orders booked each quarter for the past three fiscal years:

                                  (In millions)
                           New orders booked by quarter
                               1995    1994     1993
First quarter (January 31)    $27.3   $18.2    $23.9
Second quarter (April 30)      21.9    31.5     29.2
Third quarter (July 31)                30.7     33.4
Fourth quarter (October 31)            36.2     27.0

New orders booked during the first six months of 1995 were $49.2 million, which approximated the $49.7 million booked during the same period one year ago. New order bookings of $21.9 million for the second quarter of 1995 were below the $31.5 million booked during the second quarter of 1994 due principally to the cancellation of a multi-million dollar assembly system as the result of a change in product plans by the customer. Newcor had previously been awarded a simultaneous engineering contract for this business. The Special Machines segment is completing another important simultaneous engineering contract for which it expects to be awarded the production order during the third quarter of 1995. In addition, the segment has submitted numerous equipment proposals to its customers, and new orders are expected to improve during the third and fourth quarters of 1995.


The following table shows the backlog as of the end of each quarter for the past three fiscal years:

                                  (In millions)
                       Backlog as of the end of the quarter
                               1995    1994    1993
First quarter (January 31)    $54.0   $44.8   $48.2
Second quarter (April 30)      46.4    48.8    46.5
Third quarter (July 31)                50.1    53.0
Fourth quarter (October 31)            54.6    50.0


The April 30, 1995 backlog involves proven technology and provides a solid platform for the remainder of the fiscal year.

NEWCOR, INC.
PART II.  OTHER INFORMATION

Item 4.  Submission of matters to a vote of Security Holders

         (a)  The Annual Meeting of Shareholders was held
              March 8, 1995 for the following purposes:

              1.  To elect two Directors to serve until
                  the 1998 Annual Meeting of Shareholders
                  or until their successors have
                  been duly elected and qualified.

              2.  To transact such other business as
                  may properly come before the meeting,
                  or any adjournment thereof.

         (b)  Jerry D. Campbell was elected to serve
              on the Board of Directors until the 1998
              Annual Meeting of Shareholders or until
              his respective successor shall be
              elected and qualified.

              Due to the death of Frank L. Gofrank,
              who was standing for reelection, only
              one director was elected at the meeting.
              The Board of Directors addressed the
              issue of Mr. Gofrank's replacement at
              its board meeting immediately following
              the annual meeting by appointing W. John
              Weinhardt to serve on the Board of
              Directors until the 1996 Annual Meeting
              of Shareholders.

              The following directors' term of office
              continues until the 1996 Annual Meeting
              of Shareholders:
                Frank L. Klapperich, Jr.
                William A. Lawson

              The following directors' term of office
              continues until the 1997 Annual meeting
              of Shareholders.
                Jack R. Lousma
                Richard A. Smith
                Kurt O. Tech

         (c)  The only matter voted on at the Annual
              Meeting of Shareholders was the election
              of Mr. Campbell.  The results of the
              vote were:
                 Votes cast for                  3,772,736
                 Votes against or withheld          43,191
                 Abstentions and broker non-votes  862,920

         (d) No settlements were needed to be reached to terminate any solicitation.


Item 6.  Exhibits and Reports on Form 8-K

         (b)   Reports on Form 8-K
                    None

SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NEWCOR, INC.
                              Registrant




    June 7, 1995              John Garber
                                John Garber
                                Vice President - Finance
                                Principal Financial & Accounting Officer