Form 10-Q
period 1995-07-31
NEWCOR INC
filed 1995-09-14
CIK 71745

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1995

Commission file number 1-5985

NEWCOR, INC.
----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                               38-0865770
---------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization            Identification No.)


1825 S. Woodward Avenue, Suite 240, Bloomfield Hills, MI  48302
----------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

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

     Yes  XX                 No

     As of September 7, 1995 the Registrant has 4,679,597 outstanding shares of common stock $1.00 par value, the Registrant's only class of common stock.

                     PART I.   FINANCIAL INFORMATION
                             NEWCOR, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (In thousands, except per share amounts)

                              Nine Months Ended   Three Months Ended
                                 7/31/957/31/94   7/31/95    7/31/94
Sales                         $86,530   $80,229   $29,118    $29,346
Cost of sales                  74,078    71,586    25,307     25,680
   Gross margin                12,452     8,643     3,811      3,666
SG&A expenses                  10,961    11,457     3,282      3,934
   Operating profit (loss)      1,491    (2,814)      529       (268)
Interest expense               (1,429)   (1,018)     (453)      (473)
Other income                       80       106         6         55
   Pre-tax profit (loss)          142    (3,726)       82       (686)
Income tax expense                 -     (1,434)      (21)      (229)
   Net income (loss)          $   142   $(2,292)  $   103    $  (457)

Amounts per share of common stock:
   Net income (loss)          $  0.03   $ (0.49)  $  0.02    $ (0.10)
   Dividends                  $  0.15   $  0.15   $  0.05    $  0.05

Weighted average number of
common shares outstanding       4,678     4,657     4,679      4,670


            CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                            (In thousands)
                                            Nine  Months  Ended
Operating activities:                       7/31/95     7/31/94
   Net income (loss)                        $   142     $(2,292)
   Depreciation and amortization              2,582       1,991
   Other                                       (391)        (51)
   Changes in net operating assets            4,590     (12,793)
Net cash provided by (used in)
   operating activities                       6,923     (13,145)
Investing activities:
   Capital expenditures                      (3,602)     (3,589)
   Purchase of Blackhawk Engineering              -      (8,740)
   Use of EDC proceeds                            -         111
   Proceeds from sale of capital assets          76         196

Net cash used in investing activities        (3,526)    (12,022)

Financing activities:
   Long-term borrowings on revolving
     line of credit, net                     (2,700)     25,542
   Cash dividends                              (701)       (697)
   Shares issued under stock option plans        24         318
Net cash provided by (used in)
   financing activities                      (3,377)     25,163

Increase (decrease in cash and equivalents       20          (4)
Cash and equivalents, November 1                 55          20
Cash and equivalents, July 31               $    75    $     16

            The accompanying notes are an integral part of
                the consolidated financial statements.

                              NEWCOR, INC.
                 CONSOLIDATED CONDENSED BALANCE SHEET
                            (In thousands)

                                ASSETS
                                                  7/31/95      10/31/94
Current assets:
   Cash and equivalents                           $    75      $     55
   Receivables                                     19,919        25,600
   Cost and estimated earnings in excess of
   related billings on uncompleted contracts       19,125        18,189
   Inventories                                      4,980         4,123
   Other current assets                             1,888         3,575

Total current assets                               45,987        51,542

Property, plant and equipment, net of
   accumulated depreciation of $20,566
   at 7/31/95 and $18,577 at 10/31/94              24,062        22,793
Other assets                                       10,708        10,501

                                                  $80,757       $84,836


                              LIABILITIES

Current liabilities:
   Current portion of long-term debt              $ 1,300       $   600
   Accounts payable                                 8,512        11,132
   Other accrued liabilities                        9,259         7,624

Total current liabilities                          19,071        19,356

Long-term debt, less current portion               27,500        30,900
Postretirement benefits and other                   9,564         9,423
                                                   56,135        59,679

                          SHAREHOLDERS' EQUITY

Common stock                                        4,679         4,676
Capital in excess of par                              395           374
Unfunded pension liability                         (1,319)       (1,319)
Retained earnings                                  20,867        21,426
                                                   24,622        25,157

                                                  $80,757       $84,836


            The accompanying notes are an integral part of the consolidated condensed financial statements.

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


Note B. Interest of $1,279,000 and $740,000 was paid during the nine months ended July 31, 1995 and 1994, respectively. Income tax refunds of $1,652,000 were received during the nine months ended July 31, 1995. No income taxes were paid during the nine months ended July 31, 1995 and 1994.


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

                              NEWCOR, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS


Overview

During the third quarter of 1995, Newcor earned net income of $103,000 on sales of $29.1 million. This represents substantial improvement over the same period last year, when we reported a net loss of $457,000, and over the second quarter of 1995, when we reported a net loss of $291,000. Throughout 1994 and the first half of 1995, Newcor's performance has been negatively impacted by cost over-runs on a number of special machine systems that were shipped to our customers during 1994. We believe that the residual field problems associated with these systems are behind us.

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

Results of Operations

Consolidated sales (in thousands) by segment are as follows:

                         Nine Months Ended   Three Months Ended
                         7/31/95   7/31/94   7/31/95    7/31/94
Special Machines         $42,320   $48,182   $15,094    $17,218
Precision Parts           44,210    32,047    14,024     12,128
                         $86,530   $80,229   $29,118    $29,346

Consolidated sales for the nine months ended July 31, 1995 have increased $6.3 million or 8%. Sales for the three months ended July 31, 1995 approximated sales for the same period last year. Precision Parts segment sales for the quarter increased 15.6% over 1994's level due primarily to incremental new business for the 1995 model year. This segment's year-to-date sales are up 38% from the first nine months of 1994 due to the incremental new business, as well as the strong automotive market during 1995 and the purchase of Blackhawk Engineering in February 1994. Looking towards fiscal 1996, this segment has been awarded significant new business that will start up in the fourth quarter of 1995 and approach full production during the first quarter of 1996.

Sales at the Special Machines segment were down 12% both for the third quarter and year-to-date. This decrease has been due to a more careful job selection process after the problems of 1994, the stage of certain contracts-in-process, and a general slowdown in the receipt of new orders during 1995.

Consolidated gross margin percentage was up 3 percentage points to 14% for the nine months ended July 31, 1995. The improvement was primarily due to a reduction of cost overruns compared with 1994. The 14% margin achieved in 1995 remained below normal because of the additional costs incurred in the first half of 1995 to fix problems with certain special machines systems that were shipped during 1994.

Selling, general and administrative expenses were 17% lower for the third quarter of 1995 as compared to the third quarter of 1994. Year-to-date SG&A expenses for 1995 have been 4% lower than in 1994. These cost decreases have primarily been due to various cost-saving measures at all divisions, particularly the Special Machines segment in response to their lower sales level.

Operating profit (in thousands) by segment was as follows:

                     Nine Months Ended    Three Months Ended
                     7/31/95   7/31/94    7/31/95    7/31/94
Special Machines     $  (897)  $(4,126)   $  (254)   $  (822)
Precision Parts        3,491     2,221      1,026        888
Corporate             (1,103)     (909)      (243)      (334)
                     $ 1,491   $(2,814)   $   529    $  (268)


The improved operating profitability of the Special Machines segment resulted from the effect of reducing the cost overruns that occurred in 1994. The improved operating profitability of the Precision Parts segment reflected the acquisition of Blackhawk and the incremental new business for 1995. Year-to-date corporate expenses have increased due to costs related to various personnel changes.

Year-to-date interest expense has been higher in 1995 due primarily to a higher average borrowing level, as well as higher interest rates. The higher average borrowing level was due principally to the acquisition of Blackhawk. Interest expense for the third quarter was slightly lower in 1995 than in 1994 due to lower average borrowing levels reflecting the lower activity level of the Special Machines segment.

The year-to-date effective income tax rate for 1995 is 0% due to the favorable outcome of a tax year under audit. For the nine months ended July 31, 1994, the apparent income tax rate was 38% due to the reversal of certain tax liabilities related to Newcor's Canadian subsidiary which was shut down in 1990.

Liquidity and Capital Resources

During the first nine months of 1995, Newcor's consolidated operations generated cash of approximately $7 million which was used to fund $3.6 million of capital purchases and pay down $2.7 million of debt. The positive cashflow from operations was generated by net income plus depreciation and amortization of approximately $2.7 million and a reduction in net operating assets of $4.6 million. The main cause of the change in net operating assets was a reduction in the Special Machines segment inventory build due to the stage of contracts-in-progress and the lower activity level. Capital spending was primarily for machinery and plant expansions needed to support new business awarded to the Precision Parts segment. We expect to spend approximately $2.5 million during the balance of 1995 for additional equipment to manufacture the aforementioned new business.

During the first nine months of 1994, Newcor's consolidated operations used cash of $13.1 million due primarily to an increase in net operating assets of $12.8 million. This, coupled with the purchase of Blackhawk for $8.7 million and capital purchases of $3.6 million, caused bank borrowings to increase by $25.5 million.

The company continues to pay a quarterly cash dividend of $.05 per share of common stock. Total dividends paid during the first nine months of 1995 and 1994 were $701,000 and $697,000, respectively. Future dividends will be determined at the quarterly meetings of the Board of Directors after considering cash requirements for operations and reviewing the company's financial condition, but are expected to remain at the current level.

The company believes that existing and potential debt capacity and cash from operations will be adequate to service debt obligations, continue capital improvements, and maintain adequate working capital.


New Orders and Backlog

The following table shows the new orders booked each quarter and backlog as of the end of each quarter for the past three fiscal years:

                                    (In millions)
                              New orders booked by quarter
                                  1995    1994    1993
First quarter (January 31)        $27.3   $18.2  $23.9
Second quarter (April 30)          21.9    31.5   29.2
Third quarter (July 31)            23.3    30.7   33.4
Fourth quarter (October 31)                36.2   27.0

                                      (In millions)
                           Backlog as of the end of the quarter
                                  1995    1994    1993
First quarter (January 31)        $54.0   $44.8   $48.2
Second quarter (April 30)          46.4    48.8    46.5
Third quarter (July 31)            40.6    50.1    53.0
Fourth quarter (October 31)                54.6    50.0

New orders booked for the quarter ended July 31, 1995 were $23.3 million compared to $30.7 million for the third quarter of 1994. New orders for the first nine months of 1995 have been $72.5 million compared to $80.4 million for the same period in 1994. Third quarter and year-to-date 1995 new orders do not include production orders related to two simultaneous engineering contracts which are in process within our Special Machines segment. We expect to receive at least one of these orders during the fourth quarter which should improve our backlog to over $50 million by the end of fiscal 1995.

                              NEWCOR, INC.
                      PART II.  OTHER INFORMATION




Item 5.   Other Information

     On June 13, 1995, the Board of Directors increased the size of the Board from seven persons to eight persons and appointed
     Shirley E. Gofrank to the newly-created directorship whose term of office shall expire at the 1998 Annual Meeting of Shareholders.


Item 6.  Exhibits and Reports on Form 8-K

     (b)  Reports on Form 8-K

        None

<PAGEp
                               SIGNATURES

  Pursuant to the requirement of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           NEWCOR, INC.
                           Registrant




    September 7, 1995             John Garber
                                  John Garber
                                  Vice President - Finance
                                  Principal Financial & Accounting
                                  Officer