Form 10-K
period 1995-10-31
NEWCOR INC
filed 1996-01-26
CIK 71745

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1995   Commission File number 1-5985
                          ----------------                          ------

                               NEWCOR, INC.
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

       DELAWARE                                    38-0865770
------------------------              ------------------------------------
(State of incorporation)              (I.R.S. Employer Identification No.)

   1825 S. Woodward Ave., Suite 240
     Bloomfield Hills, MI  48302                    (810) 253-2400
---------------------------------------     -------------------------------
(Address of principal executive office)     (Registrant's telephone number)

Securities registered pursuant to section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

   Title of each class              Name of exchange on which registered
--------------------------          ------------------------------------
Common stock, $1 par value                          NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes (X)   No ( ).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to the Form 10-K.   ( )

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $33,555,000 as of January 18, 1996.

The number of shares of common stock, $1 par value, outstanding as of January 18, 1996 was 4,679,597.

                   DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Newcor, Inc. Annual Report to
  Shareholders for the year ended October 31, 1995     Part I, II and IV
Portions of the Newcor, Inc. 1996 Proxy Statement      Part III

                                  Part I

Item 1.  Business
-----------------

GENERAL DESCRIPTION OF BUSINESS:

Newcor, Inc., a Delaware corporation with its executive offices located in Bloomfield Hills, Michigan, (together with its wholly-owned subsidiaries referred to as the " Company" or " Newcor") was organized in 1969 to succeed a Michigan corporation organized in 1933. The Company classifies its activities into two industry segments: Precision Parts and Special Machines. The Precision Parts segment consists of automotive components and farm equipment parts machined in dedicated manufacturing cells, molded rubber and plastic parts, and non-symmetrical machine contoured parts produced and sold in small quantities. Special machines consist of a range of standard individual machines, as well as custom designed machines on a made-to-order basis and sold either individually or incorporated into complete systems.

Subsequent to year-end, in December 1995, Newcor signed three separate definitive agreements to purchase the assets of three unrelated companies in the molded rubber and plastic component parts industry. Each company primarily manufactures parts for the automotive industry. Two of the acquisitions were finalized in January 1996 and the third is expected to be completed in February 1996. In February 1994, Newcor purchased Blackhawk Engineering,located in Cedar Falls, Iowa, whose principal line of business is production machining gray iron, nodular iron and steel foundry castings and its principal customer is John Deere. During 1993, the manufacturing facility in Rochester, Michigan was closed as the primary part being manufactured at the facility was phased out by the customer. Annual sales at this plant had been in the $3-$5 million range.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

Financial information about industry segments is presented in Note I - Segment Reporting of the Notes to Consolidated Statements in Newcor's 1995 Annual Report to Shareholders. This information is hereby incorporated by reference.


NARRATIVE DESCRIPTION OF BUSINESS:


Precision Parts Industry Segment:

During 1995, the Precision Parts segment accounted for 51% of consolidated total revenue. This segment consisted of four divisions at October 31, 1995: Midwest Rubber, Blackhawk, Rochester Gear and Eonic. In addition, the three rubber and plastic component parts companies mentioned above will be included in this segment.

Midwest Rubber's product line includes form dipped, slush cast, rotational molded, and foam molded rubber and plastic parts. These products are used in a wide range of applications including gear shift boots in trucks and cars, coatings on various metal parts, and an inflatable cushion for the health care industry. Blackhawk's principal line of business is machining large gray iron, nodular iron and steel foundry castings. Rochester Gear produces high-quality shafts, axles, transmission parts and other machined components. Eonic produces precision cams, camshafts and other contoured parts.

In 1995, approximately 50% of the Precision Parts segment revenue came from sales to the automotive market (OEMs and Tier 1 Suppliers), with sales to Ford Motor Company accounting for 64% of these automotive sales (or almost 17% of consolidated revenue). In addition, 22% of the segment's revenue is derived from sales to John Deere and Company (this represents 11% of consolidated revenue). The remaining 28% of Precision Parts revenue comes from a wide variety of markets including health care, defense, food processing, office equipment and others.

Each of the divisions in the Precision Parts segment has several competitors, primarily all domestic. Orders are almost exclusively obtained through competitive bidding, based on price, quality and delivery capabilities. Each division has established itself as a reliable, high-quality, low-cost manufacturer in its marketplace.

Almost all of this segment's revenue comes from domestic sales through either the Company's sales staff or independent manufacturers' representatives.

Most raw materials, supplies and other components are purchased from a number of suppliers. Occasionally, a division will depend upon a single supplier for a particular item when instructed to do so by the customer. Newcor has not experienced any difficulty obtaining necessary purchased materials.

Throughout its product lines, Newcor has various patents and trademarks which have been obtained over a number of years and expire at various times. While Newcor considers each of them to be important to its business, the loss of any patent or trademark would not materially affect the sales and profitability of the Company.

The Precision Parts segment is considered seasonal, varying primarily with the automotive industry's annual shutdowns in July and December.

There are no unusual working capital requirements within Newcor's Precision Parts divisions or the industries in which they operate.

Newcor's Precision Parts divisions primarily operate under long-term blanket purchase orders with their customers. Specific releases against these blanket purchase orders are made on a daily basis by the customer. Accordingly, order backlog is not considered meaningful to this segment. To arrive at consolidated backlog, backlog for this segment is considered to be the anticipated releases during the upcoming three months.

None of Newcor's revenue comes from government contracts.

Special Machines Industry Segment:

During 1995, the Special Machines segment accounted for 49% of consolidated total revenue. This segment consists of three divisions at October 31, 1995: Wilson Automation (Wilson), Newcor Bay City (Bay City) and Newcor Machine Tool (NMT). Wilson manufactures automated assembly systems incorporating materials handling, automated loaders, robotics and computer integration. They also provide special automation equipment for assembly and testing. Bay City produces innovative manufacturing systems, particularly systems involving welding. Their expertise includes eight different welding technologies. NMT's primary product is new and rebuilt metalcutting tools, including CNC lathes, two and four axis turning machines and dial, shuttle and transfer machines.

In 1995, over 80% of the Special Machines segment revenue came from sales to the automotive market (OEMs and Tier 1 Suppliers), with sales to Ford Motor Company accounting for 55% of these automotive sales (or 22% of total consolidated revenue). The remaining 20% of Special Machines revenue comes from a variety of markets including small engines, appliance, consumer goods, aerospace and others.

The market for special machines has become more competitive during the past few years due to two primary factors. First, the bidding process has centered on price; quality and delivery are considered mandatory. Second, more European manufacturers have entered the U.S. marketplace. The level of competition varies widely depending upon the industry in which the potential customer operates, the size of the order and the technical complexity involved in fulfilling the specific order requirements. Orders are almost exclusively obtained through competitive bidding, with the principal competitive factors outside of price being product design and performance, production and engineering capabilities, delivery and service. Newcor attempts to differentiate itself by providing timely, innovative solutions to its customers' requirements.

The products of this segment are marketed primarily in the major industrial areas of the United States, Mexico and Canada by direct sales to its customers. Most of the segment's sales are generated by sales engineers, with some sales coming from independent manufacturers' representatives.

Competitive quotes are obtained for most components, raw materials and supplies from a number of suppliers. Occasionally, a division will depend upon a single supplier for a particular item when instructed to do so by the customer. Newcor has not experienced any difficulty obtaining necessary purchased materials.

Throughout its product lines, Newcor has various patents and trademarks which have been obtained over a number of years and expire at various times. While Newcor considers each of them to be important to its business, the loss of any patent or trademark would not materially affect the sales and profitability of the Company.

The Special Machines segment is not considered seasonal.

Due to the nature of the Special Machines industry, this segment's working capital can fluctuate significantly based on the stage of contracts in process.

As of October 31, 1995, the Special Machines segment backlog was $30.7 million compared to $38.7 million at October 31, 1994. All of the October 31, 1995 backlog is expected to be completed during fiscal 1996.

None of Newcor's revenue comes from government contracts.


Product Engineering and Development:

Newcor's Special Machines segment primarily designs, develops and refines its products internally through its own engineering departments within each division. However, at times the Special Machines segment may purchase certain designs or portions of product design from engineering subcontractors. Costs associated with product engineering and development were approximately $8.7 million in 1995, $11.1 million in 1994 and $9.9 million in 1993.


Environmental Compliance:

Compliance by the Company with federal, state and local laws and regulations pertaining to the discharge of material into the environment has not and is not anticipated to have any material effect upon the capital expenditures, earnings or competitive position of the Company in conducting its business.

One of Newcor's Special Machines divisions has been identified by the Environmental Protection Agency as a potentially responsible party at a waste disposal site. The division's waste and proportionate share were minimal. Accordingly, management believes that any potential cost incurred by Newcor will not have a material effect on the Company's results of operations, liquidity or financial position.


Employees:

As of October 31, 1995, the Company had 888 employees.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND SALES:

The Company has no foreign operations and does not segregate its revenue by geographic area due to the nature of its products. Export sales, principally to Mexico and Canada, accounted for 10% of consolidated revenue in 1995, 16% in 1994 and 14% in 1993.


Item 2.  Properties
-------------------

The Precision Parts segment conducts its business in company-owned facilities totaling 270,000 square feet of office, engineering and manufacturing space located in Detroit, Clifford, and Deckerville, Michigan, as well as Cedar Falls, Iowa.

The Special Machines segment conducts its business in company-owned facilities totaling 242,000 square feet of office, engineering and manufacturing space in Bay City, Warren, and Fraser, Michigan.

The Company leases 7,000 square feet of office space for its corporate headquarters in Bloomfield Hills, Michigan.

All of these facilities are fully utilized and are suitable to meet the current capacity needs of the divisions.


Item 3.  Legal Proceedings
--------------------------

Various lawsuits arising during the normal course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, resulting from these matters will have no significant effect on the Company's results of operations, liquidity or financial position.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended October 31, 1995.



                                  Part II

Item 5.  Market for the Registrant's Common Stock and
         Related Stockholder Matters
-----------------------------------------------------

The information required by this item is contained in " Management's Discussion and Analysis" in the Newcor, Inc. 1995 Annual Report to Shareholders. This information is incorporated herein by reference.


Item 6.  Selected Financial Data
--------------------------------

The information required by this item is contained in the Newcor, Inc. 1995 Annual Report to Shareholders under the heading " Financial Summary". This information is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------
The information required by this item is contained in " Management's Discussion and Analysis" in the Newcor, Inc. 1995 Annual Report to Shareholders. This information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
The information required by this item is contained in the consolidated financial statements, " Notes to Consolidated Statements", and " Report of Independent Accountants" in the Newcor, Inc. 1995 Annual Report to Shareholders. This information is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure
------------------------------------------------------
None.

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
The information required by Items 401 and 405 of Regulation S-K which will be contained in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 6, 1996 (the 1996 Proxy Statement) is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------
The information required by Item 402 of Regulation S-K (other than paragraphs i, k, and l thereof) which will be contained in the Company's 1996 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
The information required by Item 403 of Regulation S-K which will be contained in the Company's 1996 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
None.

                                  Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------
(a)  1.  Financial Statements
     ------------------------
     The consolidated Financial Statements appearing on pages 15 through 23 of Newcor's 1995 Annual Report to Shareholders are incorporated herein by reference. Except as specifically indicated herein, no other data appearing in the Company's 1995 Annual Report to Shareholders is deemed to be filed as part of this Form 10-K Annual Report.

     2.  Financial Statement Schedules
     ---------------------------------
     None required.


 3.  Exhibits (File number for all documents incorporated
               by reference if Commission File Number 1-5985)
     ------------------------------------------------------------
 3(a) Restated Certificate of Incorporation dated July 25, 1990 incorporated herein by reference from Exhibit 3(a) to report on Form 10-K for the fiscal year ended October 31, 1990.
 3(b) By Laws of Registrant as amended through January 14, 1991 incorporated herein by reference from Exhibit 3(b) to report on Form 10-K for the fiscal year ended October 31, 1990.
10(a)* 1982 Incentive Stock Option Plan incorporated herein by reference from Exhibit 10(a) to report on Form 10-K for the fiscal year ended October 31, 1983.
10(b)* Newcor, Inc. Directors' Retirement Plan incorporated herein by reference from Exhibit 10(b) to report on Form 10-K for the fiscal year ended October 31, 1988.
10(c)* Board of Directors Deferred Directors' Fees incorporated herein by reference from Exhibit 10(e) to report on Form 10-K for the fiscal year ended October 31, 1987.
10(d)* Agreement with Thomas D. Parker dated June 7, 1989 incorporated herein by reference from Exhibit 10(h) to report on Form 10-K for the fiscal year ended October 31, 1992.
10(e)* Newcor, Inc. 1993 Management Stock Incentive Plan incorporated herein by reference from Exhibit 10(j) to report on Form 10-K for the fiscal year ended October 31, 1994.
10(f)* Amendment to Newcor, Inc. 1993 Management Stock Incentive Plan
       incorporated herein by reference from Exhibit 10(k) to report on Form 10-K for the fiscal year ended October 31, 1994.
10(g)* Employment Agreement with W. John Weinhardt dated February 13, 1995. 10(h)* Change in Control Agreement with W. John Weinhardt dated February
       13, 1995.
10(i)* Retirement and Termination Benefits Agreement with Richard A. Smith dated February 22, 1995.
13     Portion of Newcor, Inc. 1995 Annual Report to Shareholders.
21     List of Subsidiaries of Registrant.
23     Consent of Independent Accountants.
27     Financial Data Schedule (EDGAR file only).

* - Indicates management contract or compensatory plan or arrangement.

 (b)  Reports on Form 8-K
     -------------------
     On December 8, 1995, Newcor, Inc. filed a Form 8-K announcing the signing of three separate definitive agreements to purchase the assets of three unrelated rubber and plastic product companies.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant  Newcor, Inc.
            ------------
By:         /s/ W. John Weinhardt                 1/24/96
            ----------------------------          -------
            W. John Weinhardt, President           Date
            and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                               Title                 Date Signed
---------                               -----                 -----------

/s/ Jerry D. Campbell                                            1/23/96
----------------------------------    Director                   ---------
Jerry D. Campbell

/s/ John Garber                                                  1/24/96
----------------------------------    Vice President Finance and ---------
John Garber                           Chief Financial Officer

/s/ Shirley E. Gofrank                                           1/23/96
----------------------------------    Director                   ---------
Shirley E. Gofrank

----------------------------------    Director                   ---------
Frank L. Klapperich, Jr.

/s/ William A. Lawson                                            1/23/96
----------------------------------    Director                   ---------
William A. Lawson

----------------------------------    Director                   ---------
Jack R. Lousma

----------------------------------    Director                   ---------
Richard A. Smith

/s/ Kurt O. Tech                                                 1/24/96
----------------------------------    Director                   ---------
Kurt O. Tech

/s/ W. John Weinhardt                                            1/24/96
----------------------------------    President and Chief        ---------
W. John Weinhardt                     Executive Officer