Form 10-Q
period 1996-01-31
NEWCOR INC
filed 1996-03-15
CIK 71745

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1996

Commission File number 1-5985


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


                   APPLICABLE ONLY TO CORPORATE ISSUERS:
As of March 6, 1996, the Registrant has 4,686,865 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.

                      PART I.  FINANCIAL INFORMATION

                               NEWCOR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share amounts)


                                            Three Months Ended
                                         -----------------------
                                           1/31/96        1/31/95
                                          --------       --------
Sales                                     $ 28,343       $ 27,923
Cost of sales                               23,050         23,351
                                          --------       --------
Gross margin                                 5,293          4,572
Selling, general & admin expense             4,233          3,594
                                          --------       --------
Operating income                             1,060            978
Other income (expense):
  Interest expense                           (482)          (515)
  Other                                        152             38
                                          --------       --------
Income before income taxes                     730            501
Provision for income taxes                     255            171
                                          --------       --------
Net income                                $    475       $    330
                                          ========       ========

Amounts per share of common stock:
  Net income                              $   0.10       $   0.07
  Dividends                               $   0.05       $   0.05


Weighted average common shares outstanding   4,679          4,678



              The accompanying notes are an integral part of the condensed consolidated financial statements

                               NEWCOR, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                           1/31/96       10/31/95
                                          --------       --------
                             ASSETS
Current assets:
  Cash and equivalents                    $     24       $     29
  Accounts receivable                       25,593         24,906
  Costs and estimated earnings in excess
    of related billings on uncompleted
    contracts                                5,858          9,784
  Inventories                                6,016          4,979
  Other current assets                       2,177          3,196
                                          --------       --------
Total current assets                        39,668         42,894
Property, plant and equipment, net of
  accumulated depreciation of $20,669
  at 1/31/96 and $20,081 at 10/31/95        26,617         24,518
Other long-term assets                      16,120         10,141
                                          --------       --------
Total assets                              $ 82,405       $ 77,553
                                          ========       ========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $  8,017       $  7,605
  Other accrued liabilities                  7,648          8,714
                                          --------       --------
Total current liabilities                   15,665         16,319
Long-term debt                              31,400         26,200
Postretirement benefits and other            9,190          9,125
                                          --------       --------
Total liabilities                           56,255         51,644
                                          --------       --------

Shareholders' equity:
  Common stock                               4,679          4,679
  Capital in excess of par                     395            395
  Unfunded pension liability                 (536)          (536)
  Retained earnings                         21,612         21,371
                                          --------       --------
Total shareholders' equity                  26,150         25,909
                                          --------       --------

Total liabilities & shareholders' equity  $ 82,405       $ 77,553
                                          ========       ========

              The accompanying notes are an integral part of
              the condensed consolidated financial statements
                               NEWCOR, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)


                                            Three Months Ended
                                         -----------------------
                                           1/31/96        1/31/95
                                          --------       --------
Operating Activities:
  Net income                              $    475       $    330
  Depreciation and amortization                863            847
  Other                                      (209)            238
  Changes in net operating assets            3,755          3,243
                                          --------       --------
Net cash provided by operations              4,884          4,658
                                          --------       --------

Investing Activities:
  Capital expenditures, net                  (855)          (863)
  Acquisitions                             (9,000)              -
                                          --------       --------
Net cash used by investing activities      (9,855)          (863)
                                          --------       --------

Financing Activities:
  Long-term borrowings on revolving
    line of credit, net                      5,200        (3,600)
  Cash dividends                             (234)          (234)
  Shares issued under stock option plans         -             20
                                          --------       --------
Net cash from financing activities           4,966        (3,814)
                                          --------       --------

Decrease in cash and equivalents               (5)           (19)
Cash and equivalents, November 1                29             55
                                          --------       --------
Cash and equivalents, January 31          $     24       $     36
                                          ========       ========



              The accompanying notes are an integral part of
              the condensed consolidated financial statements
                               NEWCOR, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1995.

Note B. Interest of $582,000 and $461,000 was paid during the three months ended January 31, 1996 and 1995, respectively. No income taxes were paid during the three months ended January 31, 1996 or 1995.

Note C. On December 4 and 5, 1995, the Company signed three separate definitive agreements to purchase for cash certain assets of three unrelated companies in the molded rubber and plastic component parts industry. Each company primarily manufactures parts for the automotive industry. Two of the acquisitions were completed on January 2, 1996 and the third is expected to be completed by April 1, 1996. The total purchase price for the two acquisitions completed in January was approximately $9 million and was financed through an increase in the Company's existing line of credit facility. Both acquisitions were recorded using the purchase method of accounting. The three acquisitions had combined sales during 1995 of approximately $22 million and estimated net book value of $4 million.

Note D. In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, " Accounting for Stock-Based Compensation" (FAS 123) which allows two alternative methods of accounting for stock-based employee compensation plans. Either the " fair value based method of accounting" (the recognition method) set forth in FAS 123 can be applied or the entity can continue to apply APB No. 25, " Accounting for Stock Issued to Employees" for financial statement purposes and then disclose pro forma net income and earnings per share determined as if the fair value based method had been applied (the disclosure method). The Company anticipates adopting the disclosure method effective in fiscal 1997.

                               NEWCOR, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview
--------

Newcor is organized into two business segments: Precision Parts and Special Machines. The Precision Parts segment consists of automotive components and farm equipment parts machined in dedicated manufacturing cells, molded rubber and plastic parts, and non-symmetrical machine contoured parts produced and sold in small quantities. Special machines consist of a range of standard individual machines, as well as custom designed machines on a made-to-order basis and sold either individually or incorporated into complete systems. Revenues and costs for special machines are determined under the percentage of completion method of accounting.

During the first quarter of 1996, Newcor generated net income of $475,000 on sales of $28.3 million compared to net income of $330,000 on sales of $27.9 million for the first quarter of 1995. This performance improvement reflects the benefits from a number of programs that we have initiated throughout the Company to achieve continuous improvement. Included in the first quarter 1996 results were start-up costs associated with installing equipment and completing the learning curve to attain process capability and productivity objectives on two important new programs within the Precision Parts segment.

On January 2, 1996, the Company completed the acquisition of two companies in the molded rubber and plastic component parts industry. The completion of a third acquisition in this industry is expected by April 1, 1996. In the short run, we are incurring costs to relocate equipment, tooling, and production in order to focus each plant into a particular manufacturing center of expertise. However, these actions will enhance our ability to implement world-class manufacturing techniques and achieve continuous improvement.


Results of Operations
---------------------

Consolidated sales by segment are as follows (in thousands):

                                            Three Months Ended
                                           1/31/96        1/31/95
                                          --------       --------
Precision Parts                           $ 16,071       $ 14,759
Special Machines                            12,272         13,164
                                          --------       --------
  Total Sales                             $ 28,343       $ 27,923
                                          ========       ========

Consolidated sales increased 1.5% for the first quarter of 1996 reflecting a 8.9% increase in Precision Parts segment sales offset by a 6.8% decrease in Special Machines segment sales. Approximately $800,000 of the Precision Parts segment increase was due to the two acquisitions on January 2, 1996. The remaining increase represented the incremental new business that this segment has been awarded over the past twelve months, partially offset by lower automotive releases on parts for certain models. The decrease in Special Machines segment sales reflects the stage of certain contracts in process at quarter end.

Consolidated gross profit percentage for the first quarter of 1996 was 18.7% compared to 15.7% for the year ended October 31, 1995 and 16.4% for the first quarter of 1995. A portion of this improvement was due to retroactive price increases and cost recoveries received in the first quarter of 1996. However, we are beginning to also see the effect of the company-wide initiatives that we have made in the areas of quality, customer focus and internal operating efficiency.

Selling, general and administrative expenses for the first quarter of 1996 increased 18% compared to the first quarter of 1995. This was due to three main factors: the additional SG&A costs related to the acquisitions, additional hiring and training costs related to our company-wide initiatives mentioned above, and additional research and development expenses in the Special Machines area.

Operating income by segment was as follows (in thousands):

                                            Three Months Ended
                                           1/31/96        1/31/95
                                          --------       --------
Precision Parts                           $  1,351       $  1,269
Special Machines                                39             21
Corporate                                    (330)          (312)
                                          --------       --------
  Total Operating Income                  $  1,060       $    978
                                          ========       ========

Operating income for the Precision Parts segment increased for the first quarter of 1996 compared to 1995 due to the higher sales and margins, partially offset by the increased SG&A costs referred to above. Operating income for the Special Machines segment remained at close to break-even. Performance to budget for work performed on special machine orders in process was good, but the segment incurred unfavorable overhead absorption due to the relatively low level of assembly operation.

Interest expense was lower for the first quarter of 1996 as compared to 1995 even though approximately $9 million was borrowed in January 1996 related to the two acquisitions. This was due to improved working capital management, as well as slightly lower interest rates.

The apparent income tax rate was 35% and 34% for the quarters ended January 31, 1996 and 1995, respectively.


Liquidity and Capital Resources
-------------------------------

As mentioned earlier, during the first quarter of 1996, Newcor completed the acquisition of two companies for a combined purchase price of approximately $9 million. The funds were obtained through an increase in the Company's existing line of credit facility. Newcor's consolidated operations generated cash of approximately $4.9 million during the first quarter of 1996, so the outstanding balance on the line of credit facility only increased $5.2 million since October 31, 1995.

During the first quarter of 1995, Newcor's consolidated operations generated cash of $4.6 million which was used to fund $900,000 of capital expenditures and pay down $3.6 million of debt.

The Company continues to pay a quarterly cash dividend of $.05 per share of common stock. Total dividends paid during the first quarter of both 1996 and 1995 were $234,000. Future dividends will be determined at the quarterly meetings of the Board of Directors after considering cash requirements for operations and reviewing the Company's financial condition and strategic direction.

The Company believes that existing and potential debt capacity and cash from operations will be adequate to service debt obligations, continue capital improvements, and maintain adequate working capital.


New Orders and Backlog
----------------------

New orders booked during the first quarter of 1996 were $32.0 million, up from $27.3 million booked during the same period in 1995. The ending backlog as of January 31, 1996 was $52.6 million compared to $49.0 million at year-end 1995 and $54.0 million as of January 31, 1995. The reported backlog consists of the portion of individual orders in process for which revenue has not been recognized under the percentage of completion method of accounting, except for those divisions in our Precision Parts segment which report backlog based on production releases anticipated during the succeeding quarter.
                               NEWCOR, INC.
                        PART II.  OTHER INFORMATION


Item 4.  Submission of matters to a vote of Security Holders:
          (a) The Annual Meeting of Shareholders was held March 6, 1996 for the following purposes:

               1. To elect three Directors to serve until the 1999 Annual Meeting of Shareholders or until their successors have been duly elected and qualified.
               2. To consider and act upon a proposal to approve the 1996 Employee Incentive Stock Plan.
               3. To consider and act upon a proposal to approve the 1996 Non-Employee Directors Stock Option Plan.
               4. To transact such other business as may properly come before the meeting, or any adjournment thereof.

          (b) Frank L. Klapperich, Jr., William A. Lawson and W. John Weinhardt were elected to serve on the Board of Directors until the 1999 Annual Meeting of Shareholders or until his respective successor shall be elected and qualified.

               The following directors' term of office continues until the 1997 Annual Meeting of Shareholders:
                    Jack R. Lousma
                    Richard A. Smith
                    Kurt O. Tech

               The following directors' term of office continues until the 1998 Annual Meeting of Shareholders:
                    Jerry D. Campbell
                    Shirley E. Gofrank

          (c) The following list the matters voted on at the Annual Meeting of Shareholders, along with the results of the vote:

               Election of Frank L. Klapperich, Jr., William A. Lawson and
               W. John Weinhardt to serve on the Board of Directors until the 1999 Annual Meeting of Shareholders or until his respective successor shall be elected and qualified:

                                      Klapperich     Lawson  Weinhardt
                                      ----------   --------  ---------
                 Votes cast for        4,137,348  4,138,574  4,137,864
                 Votes against or
                   withheld               27,501     26,275     26,985
                 Abstentions and
                   broker non-votes      514,748    514,748    514,748

               Approval of the 1996 Employee Incentive Stock Plan:

                 Votes cast for                              2,479,760
                 Votes against or withheld                     651,913
                 Abstentions and broker non-votes            1,547,924

               Approval of the 1996 Non-Employee Directors Stock Option
               Plan:

                 Votes cast for                              2,883,080
                 Votes against or withheld                     424,667
                 Abstentions and broker non-votes            1,371,850

          (d) No settlements were needed to be reached to terminate any solicitation.


Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits

                    Exhibit 27 - Financial Data Schedule (EDGAR version only)

          (b)  Reports on Form 8-K

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


                                        NEWCOR, INC.
                                        ----------------------------
                                          Registrant

     Date:  March 15, 1996              /s/ John Garber
            --------------              ----------------------------
                                          John Garber
                                          Vice President-Finance
                                          Principal Financial and
                                            Accounting Officer