Form 10-Q
period 1996-04-30
NEWCOR INC
filed 1996-06-14
CIK 71745

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

Commission File number 1-5985


                               NEWCOR, INC.
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

       DELAWARE                                    38-0865770
- ------------------------              ------------------------------------
(State of incorporation)              (I.R.S. Employer Identification No.)


   1825 S. Woodward Ave., Suite 240
     Bloomfield Hills, MI  48302                    (810) 253-2400
- ---------------------------------------     -------------------------------
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


                   APPLICABLE ONLY TO CORPORATE ISSUERS:
As of June 10, 1996, the Registrant has 4,691,815 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.

                      PART I.  FINANCIAL INFORMATION

                               NEWCOR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share amounts)

                               Six Months Ended       Three Months Ended
                             --------------------    --------------------
                              4/30/96     4/30/95     4/30/96     4/30/95
                             --------    --------    --------    --------
Sales                        $ 50,388    $ 44,849    $ 27,128    $ 22,653
Cost of sales                  39,556      36,371      21,631      18,749
                             --------    --------    --------    --------
Gross margin                   10,832       8,478       5,497       3,904
SG&A expenses                   7,004       5,864       3,818       3,140
                             --------    --------    --------    --------
Operating income                3,828       2,614       1,679         764
Other income (expense):
  Interest expense              (857)       (748)       (439)       (364)
  Other                           212          74          44          36
                             --------    --------    --------    --------
Income before income taxes      3,183       1,940       1,284         436
Provision for income taxes      1,102         660         450         148
                             --------    --------    --------    --------
Income from continuing
  operations                    2,081       1,280         834         288
                             --------    --------    --------    --------
Discontinued operations:
  Loss from discontinued
    operations, net of
    tax benefit (Note C)      (1,203)     (1,241)       (431)       (579)
  Loss on sale of discontinued
    operations, net of tax
    benefit of $1,800         (3,500)          -      (3,500)          -
                             --------    --------    --------    --------
Loss from discontinued
  operations                  (4,703)     (1,241)     (3,931)       (579)
                             --------    --------    --------    --------

Net income (loss)           $ (2,622)    $     39   $ (3,097)   $   (291)
                             ========    ========    ========    ========

Amounts per share of common stock:
  Income from continuing
    operations               $   0.44    $   0.27    $   0.18    $   0.06
  Net income (loss)          $  (0.56)   $   0.01    $  (0.66)   $  (0.06)
  Dividends                  $   0.10    $   0.10    $   0.05    $   0.05

Weighted average common
  shares outstanding            4,683       4,678       4,687       4,679

              The accompanying notes are an integral part of the condensed consolidated financial statements


                               NEWCOR, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                           4/30/96       10/31/95
                                          --------       --------
                             ASSETS
Current assets:
  Cash and equivalents                   $     150       $     29
  Accounts receivable                       23,692         24,906
  Costs and estimated earnings in excess
    of related billings on uncompleted
    contracts                                4,003          9,784
  Inventories                                5,215          4,979
  Other current assets                       4,411          3,196
                                          --------       --------
Total current assets                        37,471         42,894
Property, plant and equipment, net of
  accumulated depreciation of $19,173
  at 4/30/96 and $20,081 at 10/31/95        26,478         24,518
Other long-term assets                      17,575         10,141
                                          --------       --------
Total assets                              $ 81,524       $ 77,553
                                          ========       ========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $  6,752       $  7,605
  Accrued liabilities                       12,842          8,714
                                          --------       --------
Total current liabilities                   19,594         16,319
Long-term debt                              29,000         26,200
Postretirement benefits and other           10,031          9,125
                                          --------       --------
Total liabilities                           58,625         51,644
                                          --------       --------

Shareholders' equity:
  Common stock                               4,691          4,679
  Capital in excess of par                     463            395
  Unfunded pension liability                 (536)          (536)
  Retained earnings                         18,281         21,371
                                          --------       --------
Total shareholders' equity                  22,899         25,909
                                          --------       --------

Total liabilities & shareholders' equity  $ 81,524       $ 77,553
                                          ========       ========

              The accompanying notes are an integral part of the condensed consolidated financial statements


                               NEWCOR, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)


                                             Six Months Ended
                                         -----------------------
                                           4/30/96        4/30/95
                                          --------       --------
Operating Activities:
  Income from continuing operations        $ 2,081       $  1,280
  Depreciation and amortization              1,934          1,716
  Other                                      (223)            364
  Changes in net operating assets           3,531         (2,485)
                                          --------        -------
Net cash from continuing operations          7,323            875
Net cash from discontinued operations        4,661          5,079
                                          --------       --------
Net cash provided by operations             11,984          5,954
                                          --------       --------

Investing Activities:
  Capital expenditures, net                (2,375)        (2,589)
  Acquisitions                            (11,900)             -
                                          --------       --------
Net cash used by investing activities     (14,275)        (2,589)
                                          --------       --------

Financing Activities:
  Long-term borrowings on revolving
    line of credit, net                      2,800        (2,900)
  Cash dividends                             (468)          (468)
  Shares issued under stock option plans        80             24
                                          --------       --------
Net cash from financing activities           2,412        (3,344)
                                          --------       --------

Increase in cash and equivalents               121             21
Cash and equivalents, November 1                29             55
                                          --------       --------
Cash and equivalents, April 30            $    150       $     76
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

Note B. Interest of $807,000 and $870,000 was paid during the six months ended April 30, 1996 and 1995, respectively. Income taxes of $540,000 were paid during the six months ended April 30, 1996. Income tax refunds of $1,652,000 were received during the six months ended April 30, 1995.

Note C. On May 6, 1996, Newcor sold the business and certain assets of its Wilson Automation division (Wilson) to ABB Flexible Automation, a unit of ABB (Asea Brown Boveri). Wilson designs and manufactures engine, transmission, and axle assembly systems. All receivables, the land and building, and certain liabilities were retained by Newcor. The building is being leased to ABB. Although assets were sold at approximately net book value, reserves were established for curtailment of the pension plan, employee separation costs for those employees not hired by ABB Flexible Automation, costs associated with the collection of accounts receivable and additional liabilities related to contracts for which Newcor has retained the responsibility and liabilities, and the operating loss from the measurement date (March 31, 1996) to the sale date. These reserves resulted in a net loss of $3.5 million on the disposition of Wilson. Summary operating results of discontinued operations through the measurement date are as follows:

                               Six Months Ended       Three Months Ended
                             --------------------    --------------------
                              4/30/96     4/30/95     4/30/96     4/30/95
                             --------    --------    --------    --------
Revenues                     $  9,173    $ 12,563    $  4,090    $  6,836
Loss before income taxes      (1,814)     (1,880)       (645)       (877)
Provision for income taxes      (611)       (639)       (214)       (298)
Net loss from discontinued
    operations                (1,203)     (1,241)       (431)       (579)


Note D. On December 4 and 5, 1995, the Company signed three separate definitive agreements to purchase for cash certain assets of three unrelated companies in the molded rubber and plastic component parts industry. Each company primarily manufactures parts for the automotive industry. Two of the acquisitions were completed on January 2, 1996 and the third was completed on April 1, 1996. The total purchase price for all three acquisitions was approximately $11.9 million and was financed through an increase in the Company's existing line of credit facility. The acquisitions were recorded using the purchase method of accounting. The three acquisitions had combined sales during 1995 of approximately $22 million and estimated net book value of $4 million.

Note E. On April 12, 1996, Newcor amended its revolving credit agreement to allow for a portion of the revolving credit to be replaced with a fixed-rate term loan. On May 13, 1996, the Company entered into a $10 million seven-year fixed-rate term loan at 7.85% interest. No principal payments are due for the first two years. Monthly principal payments of $166,667 are due from June 10, 1998 through May 10, 2003. Effective May 13, 1996, the amount available under the revolving credit agreement was reduced from $32.5 million to $20 million. The amendment to the revolving credit agreement also contains covenants relating to tangible net worth, funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), current ratio and debt service coverage ratio.

Note F. In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, " Accounting for Stock-Based Compensation" (FAS 123) which allows two alternative methods of accounting for stock-based employee compensation plans. Either the " fair value based method of accounting" (the recognition method) set forth in FAS 123 can be applied or the entity can continue to apply APB No. 25, " Accounting for Stock Issued to Employees" for financial statement purposes and then disclose pro forma net income and earnings per share determined as if the fair value based method had been applied (the disclosure method). The Company anticipates adopting the disclosure method effective in fiscal 1997.

                               NEWCOR, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview
- --------

Newcor is organized into two business segments: Components and Assemblies and Special Machines. The Components and Assemblies segment consists of automotive components and farm equipment parts machined in dedicated manufacturing cells, molded rubber and plastic parts, and non-symmetrical machine contoured parts produced and sold in small quantities. This segment had previously been referred to as the Precision Parts segment but has been renamed to better reflect the current business of the companies within the segment. Special machines consist of a range of standard individual machines, as well as custom designed machines on a made-to-order basis and sold either individually or incorporated into complete systems. Revenues and costs for special machines are determined under the percentage of completion method of accounting.

The events of the past six months mark a turning point in Newcor's history. The Company completed the acquisition of three rubber and plastic product companies which, when combined with Midwest Rubber, a division acquired in 1992, has strengthened the Company's market position in this field and created the critical mass that is necessary to provide the engineering and manufacturing resources that automotive customers expect from their suppliers. The Company is also approaching full production on two important new parts programs within the Components and Assemblies segment, as well as working on several proposals for other significant new component business opportunities.

Effective May 6, 1996, the business and certain assets of Newcor's Wilson Automation Division were sold to ABB Flexible Automation. Wilson designs and manufactures engine, transmission, and axle assembly systems. The competition in this market primarily consists of large, multi-billion dollar global companies that are better able to handle the volatility relating to both operating results and working capital needs. In addition to ensuring Wilson's future in the global assembly system market, the disposition of Wilson will free up capital and management to pursue new business opportunities, primarily in the Components and Assemblies segment which currently accounts for approximately 75% of Newcor's revenue. Newcor is now predominantly an automotive component supplier devoted to operational excellence.

During the second quarter of 1996, Newcor generated income from continuing operations of $834,000 on sales of $27.1 million compared to income from continuing operations of $288,000 on sales of $22.7 million for the second quarter of 1995. This performance improvement reflects the benefits from a number of programs initiated throughout the Company to achieve continuous improvement. Included in this quarter were start-up costs to attain process capability and productivity objectives on two important new programs within the Components and Assemblies segment, as well as costs associated with the integration of the three rubber and plastic component manufacturers that were acquired.


Results of Continuing Operations
- --------------------------------

Consolidated sales by segment are as follows (in thousands):

                               Six Months Ended      Three Months Ended
                              4/30/96     4/30/95     4/30/96     4/30/95
                             --------    --------    --------    --------
Components and Assemblies   $ 36,758     $ 30,185    $ 20,687    $ 15,426
Special Machines              13,630       14,664       6,441       7,227
                             --------    --------    --------    --------
  Total Sales                $ 50,388    $ 44,849    $ 27,128    $ 22,653
                             ========    ========    ========    ========

Consolidated sales increased 20% for the second quarter of 1996 compared to the second quarter of 1995 reflecting a 34% increase in Components and Assemblies segment sales offset by a 11% decrease in Special Machines segment sales. Approximately $3.5 million of the Components and Assemblies segment increase was due to the acquisitions of three rubber and plastic component manufacturers. The remaining increase represented the incremental new business that this segment has been awarded over the past twelve months, partially offset by lower automotive releases on parts for certain models. The decrease in Special Machines segment sales reflects the stage of certain contracts in process at quarter end.

Consolidated gross profit percentage for the second quarter of 1996 was 20.3% compared to 18.4% for the year ended October 31, 1995 and 17.2% for the second quarter of 1995. A portion of this improvement was due to the performance of the rubber and plastic acquisitions, however, the effects of the company-wide initiatives in the areas of quality, customer focus and internal operating efficiency are also beginning to be seen in the financial results. Consolidated gross profit percentage for the first quarter of 1996 was 22.9% which included the shipment of a large welding machine by the Special Machines segment.

Selling, general and administrative expenses for the second quarter of 1996 increased 21.6% compared to the second quarter of 1995. This was due to two main factors: the additional SG&A costs related to the acquisitions and additional personnel and training costs related to the company-wide initiatives mentioned above.

Operating income by segment was as follows (in thousands):

                               Six Months Ended      Three Months Ended
                              4/30/96     4/30/95     4/30/96     4/30/95
                             --------    --------    --------    --------
Components and Assemblies   $  3,038     $  2,354    $  1,706    $  1,106
Special Machines               1,574        1,220         361         256
Corporate                       (784)       (960)       (388)       (598)
                             --------    --------    --------    --------
  Total Operating Income     $  3,828    $  2,614    $  1,679    $    764
                             ========    ========    ========    ========

Operating income for the Components and Assemblies segment increased for the second quarter of 1996 compared to 1995 due to the higher sales and margins, partially offset by the increased SG&A costs referred to above. Operating income for the second quarter of 1996 for the Special Machines segment increased slightly compared to 1995. Significant shipments of completed machines were made during the first quarter of both 1996 and 1995, which caused the segment's operating income for those quarters to be in excess of the results for the second quarter of both years. Corporate expenses were higher during the second quarter of 1995 due to costs related to various personnel changes.

Interest expense was higher for the second quarter of 1996 as compared to 1995 primarily due to the three acquisitions. The apparent income tax rate was 35% and 34% for the quarters ended April 30, 1996 and 1995, respectively.

Discontinued Operations
- -----------------------

The loss from discontinued operations for 1996 reflects the operations of Wilson Automation through the measurement date, March 31, 1996. Although assets were sold at approximately net book value, reserves were established for curtailment of the pension plan, employee separation costs for those employees not hired by ABB Flexible Automation, costs associated with the collection of accounts receivable and additional liabilities related to contracts for which Newcor has retained the responsibility and liabilities, and the operating loss from the measurement date to the sale date. These reserves resulted in a net loss of $3.5 million on the disposition of Wilson.


Liquidity and Capital Resources
- -------------------------------

During the first six months of 1996, Newcor spent over $14 million on acquisitions and capital spending. However, this necessitated only a $2.8 million increase in debt, as consolidated operations generated almost $12 million. Most of this came from reductions in accounts receivable (due to receiving progress payments on a major assembly system) and Special Machines segment inventory (due to the completion and shipment of a major welding system).

During the first six months of 1995, Newcor's consolidated operations generated cash of $6 million which was used to fund $2.6 million of capital purchases and pay down $2.9 million of debt. The positive cash flow from operations was generated by the net income plus depreciation and amortization of $1.8 million and a reduction in net operating assets of $3.8 million. The main cause of the change in net operating assets was a reduction in the Special Machines segment inventory build due to the stage of contracts-in-progress.

On April 12, 1996, the Company amended its revolving credit agreement to allow for a portion of the revolving credit to be replaced with a fixed-rate term loan. On May 13, 1996, the Company entered into a $10 million seven-year fixed-rate term loan at 7.85% interest. No principal payments are due for the first two years. Monthly principal payments of $166,667 are due from June 10, 1998 through May 10, 2003. Effective May 13, 1996, the amount available under the revolving credit agreement was reduced from $32.5 million to $20 million.

The Company continues to pay a quarterly cash dividend of $.05 per share of common stock. Total dividends paid during the first six months of both 1996 and 1995 were $468,000. Future dividends will be determined at the quarterly meetings of the Board of Directors after considering cash requirements for operations and reviewing the Company's financial condition and strategic direction.

The Company believes that existing and potential debt capacity and cash from operations will be adequate to service debt obligations, continue capital improvements, and maintain adequate working capital.


                               NEWCOR, INC.
                        PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits:

               Exhibit 4 (a) - Second Amended and Restated Revolving Credit
                               Agreement between Newcor, Inc. and Comerica
                               Bank dated March 6, 1995.
               Exhibit 4 (b) - Fourth Amendment to the Second Amended and
                               Restated Revolving Credit Agreement with
                               Comerica Bank dated April 12, 1996.
               Exhibit 10(i) - Asset Purchase and Sale Agreement between
                               Newcor, Inc. and ABB Flexible Automation,
                               Inc. dated May 6, 1996.
               Exhibit 10(j) - Service Agreement dated May 6, 1996 between
                               Newcor, Inc. and ABB Flexible Automation.
               Exhibit 27 -    Financial Data Schedule-EDGAR version only.

          (b)  Reports on Form 8-K:

               On April 4, 1996, Newcor, Inc. filed a Form 8-K announcing that ABB Flexible Automation had signed a letter of intent to purchase the Wilson Automation Division from Newcor.

               On May 21, 1996, Newcor, Inc. filed a Form 8-K announcing the completion of the sale of its Wilson Automation Division to ABB Flexible Automation.

                                SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NEWCOR, INC.
                                        ----------------------------
                                          Registrant

     Date:  June 14, 1996               /s/ John Garber
            -------------               ----------------------------
                                          John Garber
                                          Vice President-Finance
                                          Principal Financial and
                                            Accounting Officer