Form 10-Q
period 1996-07-31
NEWCOR INC
filed 1996-09-16
CIK 71745

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS:
As of September 10, 1996, the Registrant has 4,696,815 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.


                      PART I.  FINANCIAL INFORMATION

                               NEWCOR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share amounts)

                              Nine Months Ended       Three Months Ended
                             --------------------    --------------------
                              7/31/96     7/31/95     7/31/96     7/31/95
                             --------    --------    --------    --------
Sales                        $ 78,290    $ 66,176    $ 27,902    $ 21,327
Cost of sales                  62,420      54,500      22,864      18,129
                             --------    --------    --------    --------
Gross margin                   15,870      11,676       5,038       3,198
SG&A expenses                  10,788       8,418       3,784       2,554
                             --------    --------    --------    --------
Operating income                5,082       3,258       1,254         644
Other income (expense):
  Interest expense             (1,345)     (1,105)       (488)       (357)
  Other                           382         105         170          31
                             --------    --------    --------    --------
Income before income taxes      4,119       2,258         936         318
Provision for income taxes      1,434         767         332         107
                             --------    --------    --------    --------
Income from continuing
  operations                    2,685       1,491         604         211
                             --------    --------    --------    --------
Discontinued operations:
  Loss from discontinued
    operations, net of
    tax benefit (Note C)       (1,203)     (1,349)         -         (108)
  Loss on sale of discontinued
    operations, net of tax
    benefit of $1,800          (3,500)         -           -           -
                             --------    --------    --------    --------
Loss from discontinued
  operations                   (4,703)     (1,349)         -         (108)
                             --------    --------    --------    --------

Net income (loss)           $ (2,018)    $    142    $    604    $    103
                             ========    ========    ========    ========

Amounts per share of common stock:
  Income from continuing
    operations               $   0.57    $   0.32    $   0.13    $   0.05
  Net income (loss)          $  (0.43)   $   0.03    $   0.13    $   0.02
  Dividends                  $   0.15    $   0.15    $   0.05    $   0.05

Weighted average common
  shares outstanding            4,683       4,678       4,687       4,679

              The accompanying notes are an integral part of the condensed consolidated financial statements


                               NEWCOR, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                           7/31/96       10/31/95
                                          --------       --------
                             ASSETS
Current assets:
  Cash and equivalents                   $      72       $     29
  Accounts receivable                       16,337         24,906
  Costs and estimated earnings in excess
    of related billings on uncompleted
    contracts                                4,959          9,784
  Inventories                                5,048          4,979
  Other current assets                       4,516          3,196
                                          --------       --------
Total current assets                        30,932         42,894
Property, plant and equipment, net of
  accumulated depreciation of $20,086
  at 7/31/96 and $20,081 at 10/31/95        26,658         24,518
Other long-term assets                      18,312         10,141
                                          --------       --------
Total assets                              $ 75,902       $ 77,553
                                          ========       ========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $  7,026       $  7,605
  Accrued liabilities                       10,001          8,714
                                          --------       --------
Total current liabilities                   17,027         16,319
Long-term debt                              25,600         26,200
Postretirement benefits and other            9,953          9,125
                                          --------       --------
Total liabilities                           52,580         51,644
                                          --------       --------

Shareholders' equity:
  Common stock                               4,697          4,679
  Capital in excess of par                     511            395
  Unfunded pension liability                  (536)          (536)
  Retained earnings                         18,650         21,371
                                          --------       --------
Total shareholders' equity                  23,322         25,909
                                          --------       --------

Total liabilities & shareholders' equity  $ 75,902       $ 77,553
                                          ========       ========

              The accompanying notes are an integral part of the condensed consolidated financial statements


                               NEWCOR, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)


                                            Nine Months Ended
                                         -----------------------
                                           7/31/96        7/31/95
                                          --------       --------
Operating Activities:
  Income from continuing operations        $ 2,685       $  1,491
  Depreciation and amortization              2,872          2,232
  Other                                       (325)          (390)
  Changes in net operating assets            8,458           (214)
                                          --------        -------
Net cash from continuing operations         13,690          3,119
Net cash from discontinued operations        2,735          3,804
                                          --------       --------
Net cash provided by operations             16,425          6,923
                                          --------       --------

Investing Activities:
  Capital expenditures, net                 (3,310)        (3,526)
  Acquisitions                             (11,900)            -
                                          --------       --------
Net cash used by investing activities      (15,210)        (3,526)
                                          --------       --------

Financing Activities:
  Long-term borrowings on revolving
    line of credit, net                       (600)        (2,700)
  Cash dividends                              (703)          (701)
  Shares issued under stock option plans       131             24
                                          --------       --------
Net cash from financing activities          (1,172)        (3,377)
                                          --------       --------

Increase in cash and equivalents                43             20
Cash and equivalents, November 1                29             55
                                          --------       --------
Cash and equivalents, July 31             $     72       $     75
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

Note B. Interest of $1,677,000 and $1,279,000 was paid during the nine months ended July 31, 1996 and 1995, respectively. Income taxes of $550,000 were paid during the nine months ended July 31, 1996. Income tax refunds of $1,652,000 were received during the nine months ended July 31, 1995.

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

                              Nine Months Ended       Three Months Ended
                             --------------------    --------------------
                              7/31/96     7/31/95     7/31/96     7/31/95
                             --------    --------    --------    --------
Revenues                     $  9,173    $ 20,354    $     -     $  7,791
Loss before income taxes       (1,814)     (2,119)         -         (239)
Benefit from income taxes        (611)       (770)         -         (131)
Net loss from discontinued
    operations                 (1,203)     (1,349)         -         (108)


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

During the third quarter of 1996, Newcor generated income from continuing operations of $604,000 on sales of $27.9 million compared to income from continuing operations of $211,000 on sales of $21.3 million for the third quarter of 1995. The improvement in sales was due to the acquisition in 1996 of the three rubber and plastic companies as well as internal growth within Newcor's existing divisions. The improvement in income reflected the combination of higher sales and internal performance improvement resulting from the rigorous implementation of lean manufacturing and continuous improvement programs.

The following table shows Newcor's earnings per share from continuing operations during the past two fiscal years:

                                    Fiscal 1996       Fiscal 1995
                                    -----------       -----------
     First Quarter (January 31)         $0.26             $0.21
     Second Quarter (April 30)           0.18              0.06
     Third Quarter (July 31)             0.13              0.05
     Fourth Quarter (October 31)                           0.19

Results for each quarter of fiscal 1996 have represented an improvement over the same period of fiscal 1995. Third quarter results were lower than the first two quarters of 1996 as a result of lower business levels due to seasonal assembly plant shutdowns at all of our major customers and work in process in the Special Machines segment being primarily in the engineering phase rather than the assembly phase during the third quarter.

On June 19, 1996, Newcor announced its intention to sell two more of its divisions: Newcor Machine Tool and Eonic. This is a continuation of the strategy to focus on core businesses which began earlier this year with the acquisition of the three rubber and plastic companies and the disposition of Wilson Automation. Roney & Company has been retained to assist in managing the sale process. We have received expressions of interest from a number of potential purchasers for both divisions and the sale process is moving forward on the time line that was established with Roney & Company.


Results of Continuing Operations
- --------------------------------

Consolidated sales by segment are as follows (in thousands):

                              Nine Months Ended      Three Months Ended
                              7/31/96     7/31/95     7/31/96     7/31/95
                             --------    --------    --------    --------
Components and Assemblies    $ 57,860    $ 44,209    $ 21,102    $ 14,024
Special Machines               20,430      21,967       6,800       7,303
                             --------    --------    --------    --------
  Total Sales                $ 78,290    $ 66,176    $ 27,902    $ 21,327
                             ========    ========    ========    ========

Consolidated sales increased 31% for the third quarter of 1996 compared to the same quarter for 1995 reflecting a 50% increase in Components and Assemblies segment sales offset by a 7% decrease in Special Machines segment sales. Approximately $4.5 million of the Components and Assemblies segment increase was due to the acquisitions of three rubber and plastic component manufacturers. The remaining increase represented the incremental new business that this segment has been awarded over the past twelve months. The decrease in Special Machines segment sales reflects the stage of certain contracts in process at quarter end.

Consolidated gross profit percentage for the third quarter of 1996 was 18.1% compared to 15.0% for the third quarter of 1995. This improvement reflects the company-wide initiatives in the areas of quality, customer focus and internal operating efficiency. Consolidated gross profit percentage for the first nine months of 1996 was 20.3% compared to 17.6% for the first nine months of 1995 and 18.4 for the year ended October 31, 1995.

Selling, general and administrative expenses for the third quarter of 1996 increased 48.2% compared to the third quarter of 1995. This was due to two main factors: the additional SG&A costs related to the acquisitions and additional personnel and training costs related to achieving the Company's continuous improvement objectives.

Operating income by segment was as follows (in thousands):

                              Nine Months Ended      Three Months Ended
                              7/31/96     7/31/95     7/31/96     7/31/95
                             --------    --------    --------    --------
Components and Assemblies    $  4,371    $  3,290    $  1,333    $    936
Special Machines                1,915       1,228         341           8
Corporate                      (1,204)     (1,260)       (420)       (300)
                             --------    --------    --------    --------
  Total Operating Income     $  5,082    $  3,258    $  1,254    $    644
                             ========    ========    ========    ========

Operating income for the Components and Assemblies segment increased for the third quarter of 1996 compared to 1995 due to the higher sales and margins, partially offset by the increased SG&A costs referred to above. Operating income for the third quarter of 1996 for the Special Machines segment was higher than in 1995 due to the extremely low volume of assembly work completed during the third quarter of 1995. Significant shipments of completed machines were made during the first quarter of both 1996 and 1995, which caused the segment's operating income for those quarters to be in excess of the results for the second and third quarters of both years. Corporate expenses were higher during the third quarter of 1996 due to additional personnel and training costs related to the company-wide initiatives mentioned above.

Interest expense was higher for the third quarter of 1996 as compared to 1995 primarily due to additional borrowings to finance the three acquisitions. The apparent income tax rate was 35.5% and 33.6% for the quarters ended July 31, 1996 and 1995, respectively. The higher rate for 1996 reflects the June 30, 1995 expiration of the tax credit for increasing research and experimentation.

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


Liquidity and Capital Resources
- -------------------------------

During the first nine months of 1996, Newcor spent over $15 million on acquisitions and capital spending. This was accomplished while also reducing debt by $600,000 as continuing operations generated $13.7 million of cash. Most of this came from reductions in accounts receivable and work-in-process inventory within the existing Special Machines segment divisions due to the completion, shipment and collection of a handful of large special machines. Net income plus depreciation and amortization generated $5.6 million of cash.

During the first nine months of 1995, Newcor's consolidated operations generated cash of $6.9 million ($3.8 million of which was from Wilson Automation) which was used to fund $3.5 million of capital purchases and pay down $2.7 million of debt. The positive cash flow from continuing operations was generated by the net income plus depreciation and amortization of $3.7 million.

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

The Company continues to pay a quarterly cash dividend of $.05 per share of common stock. Total dividends paid during the first nine months of 1996 and 1995 were $703,000 and $701,000, respectively. Future dividends will be determined at the quarterly meetings of the Board of Directors after considering cash requirements for operations and reviewing the Company's financial condition and strategic direction.

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


                                        NEWCOR, INC.
                                        ----------------------------
                                          Registrant

     Date:  September 12, 1996          /s/ John Garber
            ------------------          ----------------------------
                                          John Garber
                                          Vice President-Finance
                                          Principal Financial and
                                            Accounting Officer