Form 10-K405
period 1996-10-31
NEWCOR INC
filed 1997-01-29
CIK 71745

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1996   Commission File number 1-5985
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to the Form 10-K.   (X)

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $37,483,000 as of January 16, 1997.

The number of shares of common stock, $1 par value, outstanding as of January 16, 1997 was 4,696,815.

                   DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Newcor, Inc. Annual Report to
  Shareholders for the year ended October 31, 1996     Part I, II and IV
Portions of the Newcor, Inc. 1997 Proxy Statement      Part III

                                  Part I

Item 1.  Business
-----------------

GENERAL DESCRIPTION OF BUSINESS:

Newcor, Inc., a Delaware corporation with its executive offices located in Bloomfield Hills, Michigan, (together with its wholly-owned subsidiaries referred to as the Company or Newcor) was organized in 1969 to succeed a Michigan corporation organized in 1933. The Company classifies its activities into two industry segments: Components and Assemblies and Special Machines. The Components and Assemblies segment consists of automotive components and farm equipment parts machined in dedicated manufacturing cells, molded rubber and plastic parts, and non-symmetrical machine contoured parts produced and sold in small quantities. This segment had previously been referred to as the Precision Parts segment but has been renamed to better reflect the current business of the companies within the segment. Special machines consist of standard individual machines, as well as custom designed machines, all manufactured on a made-to-order basis, serving primarily the automotive and appliance industries.

Subsequent to year-end, in January 1997, the Company purchased the common stock of Plastronics Plus, Inc. (Plastronics). Plastronics primarily manufactures custom plastic injection-molded components for the automotive industry. During 1996, the Company purchased three unrelated companies in the molded rubber and plastic component parts industry. Each company primarily manufactures parts for the automotive industry. In February 1994, Newcor purchased Blackhawk Engineering, whose principal line of business is production machining gray iron, nodular iron and steel foundry castings and its principal customer is John Deere.

During May 1996, the Company completed the sale of the business and certain assets of its Wilson Automation division. Wilson designs and manufactures engine, transmission, and axle assembly systems and had been the Company's largest division based on revenue, with annual sales of approximately $27 million in 1995. The disposition of Wilson has been recorded as a discontinued operation, and, accordingly, the results of Wilson have been removed from continuing operations for all years presented in the accompanying consolidated financial statements and notes thereto.

The Company completed the sale of its Newcor Machine Tool division in October 1996. Newcor Machine Tool designs and manufactures new and rebuilt metal cutting tools, including CNC lathes, two and four axis turning machines and dial, shuttle and transfer machines. Annual sales at this division had been in the $6 - $10 million range. In addition, the sale of Newcor's Eonic division is pending. Eonic primarily manufactures precision cams, camshafts and other contoured parts.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS:

Financial information about industry segments is presented in Note L - Segment Reporting of the Notes to Consolidated Statements in Newcor's 1996 Annual Report to Shareholders. This information is hereby incorporated by reference.


NARRATIVE DESCRIPTION OF BUSINESS:


Components and Assemblies Industry Segment:

During 1996, the Components and Assemblies segment accounted for 72% of consolidated total revenue. This segment consists of seven divisions at October 31, 1996: Deckerville, Blackhawk, Auburn Hills, Rochester Gear, Walkerton, Eonic, and Livonia. In addition, Plastronics will be included in this segment.

Deckerville's product line includes form dipped, slush cast, rotational molded, and foam molded rubber and plastic parts. These products are used in a wide range of applications including gear shift boots in trucks and cars and coatings on various metal parts. Blackhawk's principal line of business is machining large gray iron, nodular iron and steel foundry castings. Auburn Hills principal line of business is manufacturing flexible rubber and plastic injection molding. Rochester Gear produces high-quality shafts, axles, transmission parts and other machined components. Walkerton produces form dipped vinyl rubber and plastic parts. Eonic produces precision cams, camshafts and other contoured parts.
Livonia manufactures coated metal and plastic parts.

In 1996, over 56% of the Components and Assemblies segment revenue came from sales to the automotive market (OEM's and Tier 1 suppliers). In addition, 24% of revenue is from sales to agricultural equipment manufacturers, primarily John Deere. The remaining 20% of revenue comes from a wide variety of markets including health care, defense, food processing, office equipment and others.

Each of the divisions in the Components and Assemblies segment has several competitors, primarily all domestic. Orders are almost exclusively obtained through competitive bidding, based on quality, engineering capabilities, delivery, and price. Each division has established itself as a reliable high-quality, low-cost manufacturer in its marketplace.

Almost all of the segment's revenue comes from domestic sales through either the Company's sales staff or independent manufacturers' representatives.

Most raw materials, supplies and other components are purchased from a number of suppliers. Occasionally, a division will depend upon a single supplier for a particular item when instructed by the customer. The Company has not experienced any difficulty obtaining necessary purchased materials.

Throughout its product lines, Newcor has various patents and trademarks which have been obtained over a number of years and expire at various times. While Newcor considers each of them to be important to its business, the loss of any patent or trademark would not materially affect the sales and profitability of the Company.

The Components and Assemblies segment is considered seasonal, varying primarily with the automotive industry's annual shutdowns in July and December.

There are no unusual working capital requirements within Newcor's
Components and Assemblies divisions or the industries in which they operate.

Newcor's Components and Assemblies segment primarily operates under long-term blanket purchase orders with its customers. Specific releases against these blanket purchase orders are made on a daily basis by the customer. Accordingly, order backlog is not considered meaningful to this segment.

None of the Company's revenue is derived from government contracts.


Special Machines Industry Segment:

During 1996, the Special Machines segment accounted for 28% of consolidated total revenue. This segment consists of one division at October 31, 1996:
Newcor Bay City (Bay City). Bay City produces innovative manufacturing systems, particularly systems involving welding. Their expertise includes eight different welding technologies. The Wilson Automation division and Newcor Machine Tool division, previous components of this segment, were sold during 1996.

Over 58% of the Special Machines segment revenue came from sales to the automotive market (OEM's and Tier 1 suppliers) during 1996. The remaining 42% of Special Machines revenue comes from a variety of markets including small engines, appliance, consumer goods, aerospace and others.

Competition in the special machine industry comes from both domestic and foreign manufacturers. Most orders are obtained through a competitive bidding process with decisions based on product design and performance, production and engineering capabilities, delivery, service and price. Repeat orders for a similar machine are sometimes single-sourced. The level of competition varies widely depending upon the industry in which the potential customer operates, the size of the order and technical complexity involved in fulfilling the specific order requirements. The Company attempts to differentiate itself by providing timely, innovative solutions to its customers' requirements.

The products of this segment are marketed primarily in the major industrial areas of the United States, Mexico, Canada and Asia by direct sales to its customers. Most of the segment's sales are generated by sales engineers, with some sales coming from independent manufacturers' representatives.

Competitive quotes are obtained for most components, raw materials and supplies from a number of suppliers. Occasionally, a division will depend upon a single supplier for a particular item when instructed by the customer. The Company has not experienced any difficulty obtaining necessary purchased materials.

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

As of October 31, 1996, the Special Machines segment backlog was $8.2 million. Backlog at October 31, 1995 was $30.7 million, of which $10.1 million related to Bay City. All of the October 31, 1996 backlog is expected to be completed during fiscal 1997.

None of the segment's revenue comes from government contracts.


Environmental Compliance:

Compliance by the Company with federal, state and local laws and regulations pertaining to the discharge of material into the environment has not and is not anticipated to have any material effect upon the capital expenditures, earnings or competitive position of the Company in conducting its business.


Employees:

As of October 31, 1996, the Company had 1,047 employees.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND SALES:

The Company has no foreign operations and does not segregate its revenue by geographic area due to the nature of its products. Export sales, principally to Mexico and Canada, accounted for 5% of consolidated revenue in 1996, 9% in 1995 and 8% in 1994.


Item 2.  Properties
-------------------

The Components and Assemblies segment conducts its business in company-owned facilities totaling 309,000 square feet of office, engineering and manufacturing space located in Detroit, Clifford, Deckerville, and Auburn Hills, Michigan, Walkerton, Indiana, and Cedar Falls, Iowa. This segment also leases 32,000 square feet of office, warehouse and manufacturing space in Detroit and Livonia, Michigan.

The Special Machines segment conducts its business in company-owned facilities totaling 123,000 square feet of office, engineering and manufacturing space in Bay City, Michigan.

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


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended October 31, 1996.



                                  Part II

Item 5.  Market for the Registrant's Common Stock and
         Related Stockholder Matters
-----------------------------------------------------

The information required by this item is contained in " Management's Discussion and Analysis" in the Newcor, Inc. 1996 Annual Report to Shareholders. This information is incorporated herein by reference.


Item 6.  Selected Financial Data
--------------------------------

The information required by this item is contained in the Newcor, Inc. 1996 Annual Report to Shareholders under the heading " Financial Summary". This information is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------
The information required by this item is contained in " Management's Discussion and Analysis" in the Newcor, Inc. 1996 Annual Report to Shareholders. This information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
The information required by this item is contained in the consolidated financial statements, " Notes to Consolidated Statements", and " Report of Independent Accountants" in the Newcor, Inc. 1996 Annual Report to Shareholders. This information is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure
------------------------------------------------------
None.

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
The information required by Items 401 and 405 of Regulation S-K which will be contained in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 5, 1997 (the 1997 Proxy Statement) is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------
The information required by Item 402 of Regulation S-K which will be contained in the Company's 1997 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
The information required by Item 403 of Regulation S-K which will be contained in the Company's 1997 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
None.

                                  Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------
(a)  1.  Financial Statements
     ------------------------
     The consolidated Financial Statements and Notes thereto contained in Newcor's 1996 Annual Report to Shareholders are incorporated herein by reference. Except as specifically indicated herein, no other data appearing in the Company's 1996 Annual Report to Shareholders is deemed to be filed as part of this Form 10-K Annual Report.

     2.  Financial Statement Schedules
     ---------------------------------
     None required.

     3.  Exhibits (File number for all documents incorporated
               by reference is Commission File Number 1-5985)
     ------------------------------------------------------------
 3(a) Restated Certificate of Incorporation dated July 25, 1990 incorporated herein by reference from Exhibit 3(a) to report on Form 10-K for the fiscal year ended October 31, 1990.
 3(b) By Laws of Registrant as amended through January 14, 1991 incorporated herein by reference from Exhibit 3(b) to report on Form 10-K for the fiscal year ended October 31, 1990.
 4(a) Second Amended and Restated Revolving Credit Agreement between Newcor, Inc. and Comerica Bank dated March 6, 1995, incorporated by reference from Exhibit 4(a) to report on Form 10-Q for the quarter ended April 30, 1996.
 4(b) Fourth Amendment to the Second Amended and Restated Revolving Credit Agreement with Comerica Bank dated April 12, 1996, incorporated by reference from Exhibit 4(b) to report on Form 10-Q for the quarter ended April 30, 1996.
 4(c) Fifth Amendment to Second Amended and Restated Revolving Credit Agreement with Comerica Bank dated October 15, 1996.
10(a)* 1982 Incentive Stock Option Plan incorporated herein by reference from Exhibit 10(a) to report on Form 10-K for the fiscal year ended October 31, 1983.
10(b)* Newcor, Inc. Directors' Retirement Plan incorporated herein by reference from Exhibit 10(b) to report on Form 10-K for the fiscal year ended October 31, 1988.
10(c)* Board of Directors Deferred Directors' Fees incorporated herein by reference from Exhibit 10(e) to report on Form 10-K for the fiscal year ended October 31, 1987.
10(d)* Agreement with Thomas D. Parker dated June 7, 1989 incorporated herein by reference from Exhibit 10(h) to report on Form 10-K for the fiscal year ended October 31, 1992.
10(e)* Newcor, Inc. 1993 Management Stock Incentive Plan incorporated herein by reference from Exhibit 10(j) to report on Form 10-K for the fiscal year ended October 31, 1994.
10(f)* Amendment to Newcor, Inc. 1993 Management Stock Incentive Plan
       incorporated herein by reference from Exhibit 10(k) to report on Form 10-K for the fiscal year ended October 31, 1994.
10(g)* Employment Agreement with W. John Weinhardt dated February 13, 1995 incorporated herein by reference from Exhibit 10(g) to report on Form 10-K for the fiscal year ended October 31, 1995.
10(h)* Change in Control Agreement with W. John Weinhardt dated February
       13, 1995 incorporated herein by reference from Exhibit 10(h) to report on Form 10-K for the fiscal year ended October 31, 1995.
10(i)* 1996 Employee Incentive Stock Plan dated March 6, 1996, incorporated by reference from the 1996 Proxy Statement dated February 5, 1996. 10(j)* 1996 Non-Employee Directors Stock Option Plan dated March 6, 1996, incorporated by reference from the 1996 Proxy Statement dated February 5, 1996.
13     Portion of Newcor, Inc. 1996 Annual Report to Shareholders.
21     List of Subsidiaries of Registrant.
23     Consent of Independent Accountants.
27     Financial Data Schedule (EDGAR file only).

* - Indicates management contract or compensatory plan or arrangement.

 (b)  Reports on Form 8-K
     -------------------
     On January 27, 1996, Newcor, Inc. filed a Form 8-K announcing the purchase of the common stock of Plastronics Plus, Inc.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant  Newcor, Inc.
            ------------
By:         /s/ W. John Weinhardt                 1/29/97
            ----------------------------          -------
            W. John Weinhardt, President           Date
            and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                               Title                 Date Signed
---------                               -----                 -----------


----------------------------------    Director                   ---------
Jerry D. Campbell

/s/ John Garber                                                  1/29/97
----------------------------------    Vice President Finance and ---------
John Garber                           Chief Financial Officer


----------------------------------    Director                   ---------
Shirley E. Gofrank

----------------------------------    Director                   ---------
Frank L. Klapperich, Jr.

/s/ William A. Lawson                                            1/29/97
----------------------------------    Director                   ---------
William A. Lawson
/s/ Jack R. Lousma                                               1/29/97
----------------------------------    Director                   ---------
Jack R. Lousma
/s/ Richard A. Smith                                             1/29/97
----------------------------------    Director                   ---------
Richard A. Smith

/s/ Kurt O. Tech                                                 1/29/97
----------------------------------    Director                   ---------
Kurt O. Tech

/s/ W. John Weinhardt                                            1/29/97
----------------------------------    President and Chief        ---------
W. John Weinhardt                     Executive Officer