Form 10-Q
period 1997-01-31
NEWCOR INC
filed 1997-03-12
CIK 71745

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS:
As of March 5, 1997, the Registrant has 4,696,815 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.

                      PART I.  FINANCIAL INFORMATION

                               NEWCOR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share amounts)


                                            Three Months Ended
                                         -----------------------
                                           1/31/97        1/31/96
                                          --------       --------
Sales                                     $ 27,975       $ 23,260
Cost of sales                               22,645         17,925
                                          --------       --------
Gross margin                                 5,330          5,335
SG&A expenses                                3,777          3,186
Loss on sale of business                       711           -
                                          --------       --------
Operating income                               842          2,149
Other income (expense):
  Interest expense                           (432)          (418)
  Other                                        154            168
                                          --------       --------
Income before income taxes                     564          1,899
Provision for income taxes                     198            652
                                          --------       --------
Income from continuing operations              366          1,247
                                          --------       --------

Discontinued operations:
  Loss from discontinued operations,
    net of tax benefit                       -              (772)
                                          --------       --------
Loss from discontinued operations            -              (772)
                                          --------       --------

Net income                                $    366       $    475
                                          ========       ========

Amounts per share of common stock:
  Income from continuing operations       $   0.08       $   0.26
  Net income                              $   0.08       $   0.10
  Dividends                               $   0.05       $   0.05


Weighted average common shares outstanding   4,697          4,679



              The accompanying notes are an integral part of the condensed consolidated financial statements

                               NEWCOR, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                           1/31/97       10/31/96
                                          --------       --------
                             ASSETS
Current assets:
  Cash and equivalents                    $     94       $     34
  Accounts receivable                       18,632         17,369
  Inventories                               10,647          8,196
  Other current assets                       5,364          6,525
                                          --------       --------
Total current assets                        34,737         32,124
Property, plant and equipment, net of
  accumulated depreciation of $15,154
  at 1/31/97 and $14,412 at 10/31/96        29,027         23,131
Net assets held for sale                     3,552          3,844
Other long-term assets                      22,041         18,400
                                          --------       --------
Total assets                              $ 89,357       $ 77,499
                                          ========       ========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $  10,923      $  10,175
  Other accrued liabilities                  5,797          6,998
                                          --------       --------
Total current liabilities                   16,720         17,173
Long-term debt                              36,500         25,400
Postretirement benefits and other           11,565         10,485
                                          --------       --------
Total liabilities                           64,785         53,058
                                          --------       --------

Shareholders' equity:
  Common stock                               4,697          4,697
  Capital in excess of par                     511            511
  Unfunded pension liability                  (55)           (55)
  Retained earnings                         19,419         19,288
                                          --------       --------
Total shareholders' equity                  24,572         24,441
                                          --------       --------

Total liabilities & shareholders' equity  $ 89,357       $ 77,499
                                          ========       ========

              The accompanying notes are an integral part of the condensed consolidated financial statements

                               NEWCOR, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)


                                            Three Months Ended
                                         -----------------------
                                           1/31/97        1/31/96
                                          --------       --------
Operating Activities:
  Income from continuing operations       $    366       $  1,247
  Depreciation and amortization              1,003            781
  Other                                      (407)          (209)
  Changes in operating assets
   and liabilities, net                        934          2,130
                                          --------       --------
Net cash from continuing operations          1,896          3,949
Net cash from discontinued operations         -               964
                                          --------       --------
Net cash provided by operations              1,896          4,913
                                          --------       --------

Investing Activities:
  Capital expenditures, net                  (620)          (884)
  Acquisitions                            (12,081)        (9,000)
                                          --------       --------
Net cash used by investing activities     (12,701)        (9,884)
                                          --------       --------

Financing Activities:
  Long-term borrowings on revolving
    line of credit, net                     11,100          5,200
  Cash dividends                             (235)          (234)
                                          --------       --------
Net cash from financing activities          10,865          4,966
                                          --------       --------

Increase (decrease) in cash and equivalents     60            (5)
Cash and equivalents, November 1                34             29
                                          --------       --------
Cash and equivalents, January 31          $     94       $     24
                                          ========       ========



              The accompanying notes are an integral part of the condensed consolidated financial statements

                               NEWCOR, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996.

Note B. Interest of $432,000 and $418,000 was paid during the three months ended January 31, 1997 and 1996, respectively. No income taxes were paid during the three months ended January 31, 1997 or 1996.

Note C. On January 13, 1997, the Company purchased for cash the common stock of Plastronics Plus, Inc. (Plastronics), a Wisconsin corporation. Plastronics primarily manufactures custom injection-molded components for the automotive industry. The purchase price was approximately $8 million plus the assumption of approximately $4.1 million of Plastronics debt. The purchase was financed through the Company's existing line of credit facility. The acquisition was recorded using the purchase method of accounting. The cost in excess of net assets acquired of approximately $4 million is being amortized on a straight-line basis over twenty years. Plastronics had sales during fiscal
          1996 of approximately $15 million.

          On December 4 and 5, 1995, the Company signed three separate definitive agreements to purchase for cash certain assets of three unrelated companies in the molded rubber and plastic component parts industry. Each company primarily manufactures parts for the automotive industry. Two of the acquisitions were completed on January 2, 1996 and the third was completed on April 1, 1996. The total purchase price for all three acquisitions was approximately $11.6 million. The acquisitions were recorded using the purchase method of accounting. The cost in excess of net assets acquired of approximately $8 million is being amortized on a straight-line basis over twenty years.

Note D. On March 6, 1997, the Company sold the business and substantially all assets of its Eonic operation. Although assets were sold at approximately net book value, reserves were established for employee separation costs, costs associated with the collection of accounts receivable and pension plan costs, resulting in a $711 expense being recorded during the quarter ended January 31, 1997. The Company received cash and a $1 million 8.25% note due over five years. The proceeds were used to reduce long-term debt. Accordingly, the net assets of Eonic's operations have been classified as a long-term asset at January 31, 1997.

          On October 21, 1996, the Company sold the business and substantially all assets of its Newcor Machine Tool operation. Although assets were sold at approximately net book value, reserves were established for employee separation costs, costs associated with the collection of accounts receivable and pension plan costs.

          The Company sold the business and certain assets of its Wilson Automation division (Wilson) on May 6, 1996. Wilson designs and manufactures engine, transmission, and axle assembly systems.
          All receivables, the land and building, and certain liabilities were retained by the Company. The building is being leased to the buyer through April 30, 2001. Although assets were sold at approximately net book value, reserves were established for curtailment of the pension plan, employee separation costs, costs associated with the allocation of accounts receivable and additional liabilities related to contracts for which the Company has retained the responsibility and liabilities. These reserves coupled with the operating loss from the discontinued operation measurement date (March 31, 1996) to the sale date resulted in a net loss of $3.5 million on the disposition of Wilson, which was recognized in the second quarter of 1996. Summary operating results of discontinued operations for the quarter ended January 31, 1996 are as follows:

                                    Three Months Ended
                                   1/31/97   1/31/96
                                   --------- ----------
Revenues                           $     -   $  5,083
Loss before income taxes                 -      (1,169)
Benefit from income taxes                -        (397)
Net loss from discontinued operations    -        (772)

Note E. Statement of Financial Accounting Standards No. 123, " Accounting for Stock-Based Compensation" (FAS 123) allows two alternative methods of accounting for stock-based employee compensation plans. Either the fair value (recognition) method set forth in FAS 123 can be applied or the entity can continue to apply the intrinsic value method as set forth in Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" for financial statement purposes and then disclose pro forma net income and earnings per share determined as if the fair value method had been applied. The Company anticipates adopting the disclosure method during the fourth quarter of fiscal 1997.


                               NEWCOR, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview
--------

Newcor is organized into two industry segments: Components and Assemblies and Special Machines. The Components and Assemblies segment consists of automotive components and farm equipment parts machined in dedicated manufacturing cells, molded rubber and plastic parts, and non-symmetrical
machine contoured parts produced and sold in small quantities.   Special
machines consist of standard individual machines, as well as custom designed machines, all manufactured on a made-to-order basis, serving primarily the automotive and appliance industries. Revenues and costs for special machines are determined under the percentage of completion method of accounting.

During the first quarter of 1997, Newcor generated income from continuing operations of $366,000 on sales of $28.0 million, compared to income from continuing operations of $1,247,000 on sales of $23.3 million for the first quarter of 1996. The improvement in sales was primarily due to the acquisitions of four rubber and plastic companies during 1996 and 1997, internal growth within Newcor's existing divisions and flow through sales for material that is being purchased rather than received on consignment. Income from continuing operations was below first quarter of 1996 results as a result of the $711,000 loss on disposition of Eonic, lower margins related to the stage of contracts in process within Newcor's Special Machines segment and higher selling, general , and administrative expenses due to the acquired companies and increased training costs.

On January 13, 1997, the Company acquired the common stock of Plastronics Plus, Inc. (Plastronics). Plastronics primarily manufactures custom injection-molded components for the automotive industry. In addition, on March 6, 1997, Newcor sold the business and substantially all assets of its Eonic operation.


Results of Operations
---------------------

Consolidated sales by segment are as follows (in thousands):

                                            Three Months Ended
                                           1/31/97        1/31/96
                                          --------       --------
Components and Assemblies                 $ 23,144       $ 16,071
Special Machines                             4,831          7,189
                                          --------       --------
  Total Sales                             $ 27,975       $ 23,260
                                          ========       ========

Consolidated sales increased 20.3% for the first quarter of 1997 reflecting a 44.0% increase in Components and Assemblies segment sales offset by a 32.8% decrease in Special Machines segment sales. Approximately $4.8 million of the Components and Assemblies segment increase was due to the four acquisitions that occurred in 1996 and 1997. The remaining increase represented the incremental new business that this segment has been awarded over the past twelve months and a customer's decision to have the Company purchase and bill material in the selling price during fiscal 1997 rather than have the material flow through on a consignment basis as it did during fiscal 1996. The decrease in Special Machines segment sales is due to the sale of Newcor's Machine Tool division during the fourth quarter of 1996 and the stage of certain contracts in process at quarter end.

Consolidated gross profit percentage for the first quarter of 1997 was 19.1% compared to 22.9% for the first quarter of 1996. The decrease in margin was caused by lower margins related to the stage of certain contracts in process in the Special Machine segment and the flow through sales, at a nominal margin, of material that was purchased rather than received on consignment.

Selling, general and administrative expenses for the first quarter of 1997 increased 18.5% compared to the first quarter of 1996. This was due to additional SG&A costs related to the acquisitions and additional hiring and training costs related to our company-wide initiatives to train employees to use continuous improvement tools.

Operating income by segment was as follows (in thousands):

                                            Three Months Ended
                                           1/31/97        1/31/96
                                          --------       --------
Components and Assemblies                   $  740       $  1,332
Special Machines                               521          1,213
Corporate                                    (419)          (396)
                                          --------       --------
  Total Operating Income                   $   842     $    2,149
                                          ========       ========

The decrease in operating income for the Components and Assemblies segment for the first quarter of 1997, compared to 1996, was primarily due to the loss on the sale of Eonic of $711,000 and additional SG&A costs related to the four acquisitions and company-wide training initiatives. Operating income for the Special Machines segment decreased due to the sale of the Company's Machine Tool division during the fourth quarter of 1996 and the current stage of contracts in process. Actual manufacturing performance in terms of controllable variable cost improved over 1996 as a result of our commitment to continuous improvement through the effective implementation of various productivity tools such as kaizen, one piece flow work cells, and team-based problem solving.

Interest expense increased only $14,000 during the first quarter of 1997, as compared to 1996, even though approximately $12 million was borrowed in January 1997 related to the Plastronics acquisition. This was due to the continued emphasis on working capital management and slightly lower interest rates.

The apparent income tax rate was 35% and 34%for the quarters ended January 31, 1997 and 1996, respectively.


Liquidity and Capital Resources
-------------------------------

The Company spent approximately $12.7 million on acquisitions and capital equipment and improvements during the first quarter of 1997. As previously mentioned, the Company acquired Plastronics during the first quarter of 1997 for approximately $12.1 million. The funds for this acquisition were obtained through the Company's existing line of credit facility. Newcor's consolidated operations generated cash of approximately $1.9 million during the first quarter of 1997.

During the first quarter of 1996, Newcor's consolidated operations generated cash of approximately $4.9 million, which was used for capital expenditures and to partially fund the two acquisitions that occurred during the quarter.

In April 1996, the Company amended its revolving credit agreement to allow for a portion of the revolving credit to be replaced with a fixed-rate term loan. Newcor entered into a $10 million seven-year fixed-rate term loan at 7.85% interest in May 1996. No principal payments are due for the first two years. Monthly principal payments of $166,667 are due from June 1998 through May 2003. In addition, the Company has $6.1 million of EDC limited obligation revenue bonds outstanding that mature January 1, 2008. At the Company's discretion, effective March 1, 1997, the amount available under the revolving credit agreement was reduced from $29 million to $25 million.

The Company continues to pay a quarterly cash dividend of $.05 per share of common stock. Total dividends paid during the first quarter of 1997 and 1996 were $235,000 and $234,000, respectively. Future dividends will be determined at the quarterly meetings of the Board of Directors after considering cash requirements for operations and reviewing the Company's financial condition and strategic direction.

The Company believes that existing and potential debt capacity and cash from operations will be adequate to service debt obligations, continue capital improvements, and maintain adequate working capital.


                               NEWCOR, INC.
                        PART II.  OTHER INFORMATION


Item 4.  Submission of matters to a vote of Security Holders:
          (a) The Annual Meeting of Shareholders was held March 5, 1997 for the following purposes:

               1. To elect three Directors to serve until the year 2000 Annual Meeting of Shareholders or until their successors have been duly elected and qualified.
               2.   To transact such other business as may properly come
                    before the meeting, or any adjournment thereof.

          (b) Jack R. Lousma, Richard A. Smith and Kurt O. Tech were elected to serve on the Board of Directors until the year 2000 Annual Meeting of Shareholders or until his respective successor shall be elected and qualified.

               The following directors' term of office continues until the 1998 Annual Meeting of Shareholders:
                    Jerry D. Campbell
                    Shirley E. Gofrank
                    W. John Weinhardt

               The following directors' term of office continues until the 1999 Annual Meeting of Shareholders:
                    Frank L. Klapperich, Jr.
                    William A. Lawson

          (c) The following lists the matters voted on at the Annual Meeting of Shareholders, along with the results of the vote:

               Election of Jack R. Lousma, Richard A. Smith and Kurt O. Tech to serve on the Board of Directors until the year 2000 Annual Meeting of Shareholders or until his respective successor shall be elected and qualified:

                                          Lousma      Smith       Tech
                                      ----------   --------  ---------
                 Votes cast for        4,153,001  4,148,613  4,149,267
                 Votes against or
                   withheld               52,383     56,771     56,117
                 Abstentions and
                   broker non-votes      491,431    491,431    491,431


          (d) No settlements were needed to be reached to terminate any solicitation.


Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits

                    Exhibit 27 - Financial Data Schedule (EDGAR version only)

          (b)  Reports on Form 8-K

                    On January 27, 1997, Newcor, Inc. filed a Form 8-K announcing the acquisition of Plastronics through the purchase of 100% of Plastronics common stock.

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

     Date:  March 12, 1997              /s/ John Garber
            --------------              ----------------------------
                                          John Garber
                                          Vice President-Finance
                                          Principal Financial and
                                            Accounting Officer