Form 10-Q
period 1997-04-30
NEWCOR INC
filed 1997-06-16
CIK 71745

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS:
As of June 10, 1997, the Registrant has 4,706,965 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.


                      PART I.  FINANCIAL INFORMATION

                               NEWCOR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share amounts)


                           Six Months Ended    Three Months Ended
                        -------------------------------------------
                          4/30/97  4/30/96    4/30/97     4/30/96
                         -------- -------- ----------   ---------
Sales                     $62,564  $50,388    $34,589     $27,128
Cost of sales              50,695   39,556     28,050      21,631
                         -------- -------- ----------    --------
Gross margin               11,869   10,832      6,539       5,497
SG&A expenses               8,048    7,004      4,271       3,818
Loss on sale of business      711     -           -          -
                         -------- --------  ---------    --------
Operating income            3,110    3,828      2,268       1,679
Other income (expense):
  Interest expense           (986)    (857)      (554)       (439)
  Other                       185      212         31          44
                         -------- --------   --------     -------
Income before income taxes  2,309    3,183      1,745       1,284
Provision for income taxes    861    1,102        663         450
                         -------- --------   --------      ------
Income from continuing
  operations                1,448    2,081      1,082         834
                         -------- --------    -------      ------

Discontinued operations:
  Loss from discontinued
    operations, net of
    tax benefit              -      (1,203)      -           (431)
  Loss on sale of
    discontinued operations,
    net of tax benefit
      of $1,800              -      (3,500)      -         (3,500)
                         -------- --------   --------      ------
Loss from discontinued
    operations               -      (4,703)      -         (3,931)
                         -------- --------   --------      ------

Net income (loss)        $  1,448  $ 2,622)  $  1,082    $ (3,097)
                         ======== ========   ========      ======

Amounts per share of
  common stock:
  Income from continuing
    operations            $  0.31  $  0.44    $  0.23     $  0.18
  Net income (loss)       $  0.31  $ (0.56)   $  0.23     $ (0.66)
  Dividends               $  0.10  $  0.10    $  0.05     $  0.05


Weighted average common
  shares outstanding        4,700    4,683      4,703       4,687


              The accompanying notes are an integral part of the condensed consolidated financial statements


                               NEWCOR, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                           4/30/97       10/31/96
                                          --------       --------
                             ASSETS
Current assets:
  Cash and equivalents                    $     96       $     34
  Accounts receivable                       18,489         17,369
  Inventories                               12,131          8,196
  Other current assets                       3,876          6,525
                                          --------       --------
Total current assets                        34,592         32,124
Property, plant and equipment, net of
  accumulated depreciation of $16,032
  at 4/30/97 and $14,412 at 10/31/96        28,720         23,131
Net assets held for sale                      -             3,844
Other long-term assets                      23,884         18,400
                                          --------       --------
Total assets                              $ 87,196       $ 77,499
                                          ========       ========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $  11,883      $  10,175
  Other accrued liabilities                  5,735          6,998
                                          --------       --------
Total current liabilities                   17,618         17,173
Long-term debt                              33,000         25,400
Postretirement benefits and other           11,078         10,485
                                          --------       --------
Total liabilities                           61,696         53,058
                                          --------       --------

Shareholders' equity:
  Common stock                               4,707          4,697
  Capital in excess of par                     583            511
  Unfunded pension liability                  (55)           (55)
  Retained earnings                         20,265         19,288
                                          --------       --------
Total shareholders' equity                  25,500         24,441
                                          --------       --------

Total liabilities & shareholders' equity  $ 87,196       $ 77,499
                                          ========       ========

              The accompanying notes are an integral part of the condensed consolidated financial statements


                               NEWCOR, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)


                                             Six Months Ended
                                         -----------------------
                                           4/30/97        4/30/96
                                          --------       --------
Operating Activities:
  Income from continuing operations       $  1,448       $  2,081
  Depreciation and amortization              2,033          1,934
  Other                                      (298)          (223)
  Changes in operating assets
   and liabilities, net                      1,151          3,531
                                          --------       --------
Net cash from continuing operations          4,334          7,323
Net cash from discontinued operations         -             4,661
                                          --------       --------
Net cash provided by operations              4,334         11,984
                                          --------       --------

Investing Activities:
  Capital expenditures                        (902)        (2,375)
  Acquisitions                             (12,081)       (11,900)
  Proceeds from sale of business             1,500            -
                                          --------       --------
Net cash used by investing activities      (11,483)       (14,275)
                                          --------       --------

Financing Activities:
  Borrowings on revolving
    line of credit, net                      7,600          2,800
  Cash dividends                              (471)          (468)
  Shares issued under stock option plans        82             80
                                          --------       --------
Net cash from financing activities           7,211          2,412
                                          --------       --------

Increase in cash and equivalents                62            121
Cash and equivalents, November 1                34             29
                                          --------       --------
Cash and equivalents, April 30            $     96       $    150
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

Note B. Interest of $923,000 and $807,000 was paid during the six months ended April 30, 1997 and 1996, respectively. Income taxes of $393,000 and $540,000 was paid during the six months ended April 30, 1997 and 1996, respectively.

Note C. On January 13, 1997, the Company purchased for cash the common stock of Plastronics Plus, Inc. (Plastronics), a Wisconsin corporation. Plastronics primarily manufactures custom injection-molded components for the automotive industry. The purchase price was approximately $8 million in cash plus the assumption of approximately $4.1 million of Plastronics debt, which was subsequently retired. The purchase was financed through the Company's existing line of credit facility. The acquisition was recorded using the purchase method of accounting. The cost in excess of net assets acquired of approximately $4 million is being amortized on a straight-line basis over twenty years. Plastronics had sales during fiscal 1996 of approximately $15 million.

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

Note D. On March 6, 1997, the Company sold the business and substantially all assets of its Eonic operation. Although assets were sold at approximately net book value, reserves were established for employee separation costs, costs associated with the collection of accounts receivable and pension plan costs, resulting in a $711 expense being recorded during the quarter ended January 31, 1997. The Company received cash of $1.5 million and a $1 million 8.25% note due over five years. The proceeds were used to reduce long-term debt.

          On October 21, 1996, the Company sold the business and substantially all assets of its Newcor Machine Tool operation. Although assets were sold at approximately net book value, reserves were established for employee separation costs, costs associated with the collection of accounts receivable and pension plan costs.

          The Company sold the business and certain assets of its Wilson Automation division (Wilson) on May 6, 1996. Wilson designs and manufactures engine, transmission, and axle assembly systems.
          All receivables, the land and building, and certain liabilities were retained by the Company. Although assets were sold at approximately net book value, reserves were established for curtailment of the pension plan, employee separation costs, costs associated with the allocation of accounts receivable and additional liabilities related to contracts for which the Company has retained the responsibility and liabilities. These reserves coupled with the operating loss from the discontinued operation measurement date (March 31, 1996) to the sale date resulted in a net loss of $3.5 million on the disposition of Wilson, which was recognized in the second quarter of 1996. Summary operating results of discontinued operations for the six month period and the quarter ended April 30, 1996 are as follows:

                           Six Months Ended     Three Months Ended
                          4/30/97   4/30/96       4/30/97   4/30/96
                         --------- ----------     --------- ----------
Revenues                $   -       $9,173     $   -       $4,090
Loss before income taxes    -       (1,814)         -        (645)
Benefit from income taxes   -         (611)         -        (214)
Net loss from discontinued
  operations                -       (1,203)         -        (431)

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

Note F. In June 1997, the Company sold the land and building of Wilson Automation for approximately $2.3 million, net of selling expenses. The after tax gain associated with the sale is approximately $800,000, which will be recognized in the third quarter of 1997.

          In addition to the quarterly cash dividend of $.05 per share of common stock, a 5% stock dividend was approved by the Board of Directors in June 1997. The dividend will be distributed during the fourth quarter of 1997. The effect of the stock dividend has not been reflected in these condensed consolidated financial statements.


                               NEWCOR, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview
--------

Newcor is organized into two industry segments: Components and Assemblies and Special Machines. The Components and Assemblies segment consists of automotive components and farm equipment parts machined in dedicated
manufacturing cells, molded rubber and plastic parts.   Special machines
consist of standard individual machines, as well as custom designed machines, all manufactured on a made-to-order basis, serving primarily the automotive and appliance industries. Revenues and costs for special machines are determined under the percentage of completion method of accounting.

During the second quarter of 1997, Newcor generated income from continuing operations of $1,082,000 on sales of $34.6 million, compared to income from continuing operations of $834,000 on sales of $27.1 million for the second quarter of 1996. The improvement in sales was primarily due to the acquisitions of four rubber and plastic companies during 1996 and 1997, internal growth within Newcor's existing divisions and flow through sales for material that is being purchased rather than received on consignment. Sales were adversely impacted by an estimated $800,000 due to strikes at Chrysler and General Motors automotive assembly plants supplied by Newcor. Income from continuing operations as a percentage of sales during the second quarter of 1997 and 1996, respectively, aggregated 3.1%. The improvement in income from continuing operations is due to additional gross margin on the incremental sales increase and favorable manufacturing performance that continues to reflect benefits from the implementation of performance improvement tools such as one piece flow work cells and team based problem solving. The improvement was partially offset by the negative impact on margin and fixed overhead absorption caused by the strikes at the Chrysler and General Motors assembly plants, as well as selling, general, and administrative expenses (SG&A) that were higher than one year ago due to the SG&A and goodwill amortization of newly acquired companies. Interest expense was also higher than one year ago due to acquisition financing debt.

Newcor sold the business and substantially all assets of its Eonic operation on March 6, 1997.


Results of Operations
---------------------

Consolidated sales by segment are as follows (in thousands):

                       Six Months Ended     Three Months Ended
                     4/30/97  4/30/96      4/30/97   4/30/96
                    -------- --------   ----------  --------
Components and
 Assemblies         $ 52,974 $ 36,758     $ 29,830  $ 20,687
Special Machines       9,590   13,630        4,759     6,441
                    -------- --------   ----------  --------
  Total Sales       $ 62,564 $ 50,388     $ 34,589  $ 27,128
                    ======== ========     ========  ========

Consolidated sales increased 27.5% for the second quarter of 1997 reflecting a 44.2% increase in Components and Assemblies segment sales offset by a 26.1% decrease in Special Machines segment sales. The second quarter sales improvement of $9.1 million for the Components and Assemblies segment was due to a $5.3 million net increase in sales related to acquisitions, $4.4 million of flow through pricing on material that is being purchased rather than received on consignment and $2.5 million of incremental new business. The sales increase was partially offset by the sale of the Company's Eonic operation in March 1997. The decrease in Special Machines segment sales is due to the sale of Newcor's Machine Tool division during the fourth quarter of 1996 and the stage of certain contracts in process at quarter end.

Consolidated gross profit percentage for the second quarter of 1997 was 18.9% compared to 20.3% for the first quarter of 1996. The decrease in margin was caused principally by the flow through sales, at a nominal margin, of material that was purchased rather than received on consignment.

Selling, general and administrative expenses for the second quarter of 1997 increased 11.9% compared to the second quarter of 1996. This was due to additional SG&A costs related to the acquisitions and additional hiring and training costs related to our company-wide initiatives to train employees to use continuous improvement tools.

Operating income by segment was as follows (in thousands):

                        Six Months Ended      Three Months Ended
                       4/30/97   4/30/96     4/30/97   4/30/96
                      --------  --------  -----------  -------
Components and
 Assemblies           $  3,393  $  3,038    $  2,653  $  1,706
Special Machines           516     1,574         (5)       361
Corporate                 (799)     (784)       (380)     (388)
                      --------  --------  -----------  -------
  Total Operating
    Income            $  3,110  $  3,828    $  2,268  $  1,679
                      ========  ========      ======    ======

Operating income for the Components and Assemblies segment increased for the second quarter of 1997 compared to 1996 due to the significant increase in sales, while gross profit percentage remained constant. An increase in SG&A costs related to acquisitions and hiring and training related to company-wide initiatives partially offset the sales and margin increases. Operating income for the Special Machines segment decreased due to the decrease in sales as referred to above.

Interest expense increased $115,000 during the second quarter of 1997, as compared to 1996, primarily due to the acquisition of Plastronics in January 1997.

The apparent income tax rate was 38% and 35% for the quarters ended April 30, 1997 and 1996, respectively. The increase in the rate is due principally to the effect of state income taxes for operations outside the state of Michigan.


Liquidity and Capital Resources
-------------------------------

During the first six months of 1997, Newcor spent approximately $13 million on acquisitions and capital spending, while receiving $1.5 million from the sale of Eonic. The increase in debt, however, was only $7.6 million as consolidated operations generated approximately $4.3 million in cash.

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

The Company continues to pay a quarterly cash dividend of $.05 per share of common stock. Total dividends paid during the first six months of 1997 and 1996 were $471,000 and $468,000, respectively. Future dividends will be determined at the quarterly meetings of the Board of Directors after considering cash requirements for operations and reviewing the Company's financial condition and strategic direction.

In addition to the quarterly cash dividend of $.05 per share of common stock, a 5% stock dividend was approved by the Board of Directors in June 1997. The dividend will be distributed during the fourth quarter of 1997.

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


                               NEWCOR, INC.
                        PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits

                    Exhibit 27 - Financial Data Schedule (EDGAR version only)

          (b)  Reports on Form 8-K

                    No reports filed during the second quarter


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

     Date:  June 12, 1997               /s/ John Garber
            --------------              ----------------------------
                                          John Garber
                                          Vice President-Finance
                                          Principal Financial and
                                          Accounting Officer