Form 10-Q
period 1997-07-31
NEWCOR INC
filed 1997-09-10
CIK 71745

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS:
As of September 2, 1997, the Registrant has 4,942,034 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock. This amount includes the effect of the 5% stock dividend to be distributed during the fourth quarter of 1997 to shareholders' of record at the close of business on August 14, 1997



                      PART I.  FINANCIAL INFORMATION

                               NEWCOR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share amounts)


                          Nine Months Ended    Three Months Ended
                       -----------------------------------------------
                          7/31/97  7/31/96    7/31/97     7/31/96
                         -------- -------- ----------   ---------
Sales                     $94,949  $78,290    $32,385     $27,902
Cost of sales              77,615   62,420     26,920      22,864
                         -------- -------- ----------    --------
Gross margin               17,334   15,870      5,465       5,038
SG&A expenses              11,597   10,551      3,720       3,705
Nonrecurring items,
  (gain) loss                   3     -         (708)        -
                         -------- --------  ---------    --------
Operating income            5,734    5,319      2,453       1,333
Other income (expense):
  Interest expense        (1,539)  (1,345)      (553)       (488)
  Other                     (106)      145      (120)          91
                         -------- --------   --------     -------
Income before income taxes  4,089    4,119      1,780         936
Provision for income taxes  1,419    1,434        558         332
                         -------- --------   --------      ------
Income from continuing
  operations                2,670    2,685      1,222         604
Loss from discontinued
  operations, net            -     (4,703)       -           -
                         -------- --------   --------      ------

Net income (loss)        $  2,670$  (2,018)  $  1,222    $   604
                         ======== ========   ========      ======

Amounts per share of common stock:
  Income from continuing
    operations (1)        $  0.54 $   0.55    $  0.25     $  0.12
  Net income (loss) (1)   $  0.54 $  (0.41)   $  0.25     $  0.12
  Dividends (1)           $  0.14 $   0.14    $  0.05     $  0.05


Weighted average common
 shares outstanding (1)     4,937    4,917      4,942       4,921

(1)Per share amounts and shares outstanding have been adjusted to reflect the 5% stock dividend to shareholders' of record at the close of business on August 14, 1997.
              The accompanying notes are an integral part of the condensed consolidated financial statements



                               NEWCOR, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                           7/31/97       10/31/96
                                          --------       --------
                             ASSETS
Current assets:
  Cash and equivalents                    $     99       $     34
  Accounts receivable                       19,614         17,369
  Inventories                                9,526          8,196
  Other current assets                       6,965          6,525
                                          --------       --------
Total current assets                        36,204         32,124
Property, plant and equipment, net of
  accumulated depreciation of $14,601
  at 7/31/97 and $14,412 at 10/31/96        28,105         23,131
Net assets held for sale                      -             3,844
Goodwill, net of amortization               16,059         12,689
Other long-term assets                       6,660          5,711
                                          --------       --------
Total assets                              $ 87,028       $ 77,499
                                          ========       ========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $  11,241      $  10,175
  Other accrued liabilities                  6,502          6,998
                                          --------       --------
Total current liabilities                   17,743         17,173
Long-term debt                              31,700         25,400
Postretirement benefits and other           11,097         10,485
                                          --------       --------
Total liabilities                           60,540         53,058
                                          --------       --------

Shareholders' equity:
  Common stock                               4,937          4,697
  Capital in excess of par                   2,263            511
  Unfunded pension liability                  (55)           (55)
  Retained earnings                         19,343         19,288
                                          --------       --------
Total shareholders' equity                  26,488         24,441
                                          --------       --------

Total liabilities & shareholders' equity  $ 87,028       $ 77,499
                                          ========       ========

              The accompanying notes are an integral part of the condensed consolidated financial statements



                               NEWCOR, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)


                                            Nine Months Ended
                                         -----------------------
                                           7/31/97        7/31/96
                                          --------       --------
Operating Activities:
  Income from continuing operations       $  2,670       $  2,685
  Depreciation and amortization              3,153          2,872
  Gain on sale of capital assets             (711)
  Other                                        226          (325)
  Changes in operating assets
   and liabilities, net                      (620)          8,458
                                          --------       --------
Net cash from continuing operations          4,718         13,690
Net cash from discontinued operations         -             2,735
                                          --------       --------
Net cash provided by operations              4,718         16,425
                                          --------       --------

Investing Activities:
  Capital expenditures                     (2,050)        (3,310)
  Proceeds from sale of capital assets       2,301
  Acquisitions                            (12,081)       (11,900)
  Proceeds from sale of business             1,500            -
                                          --------       --------
Net cash used by investing activities     (10,330)       (15,210)
                                          --------       --------

Financing Activities:
  Borrowings on revolving
    line of credit, net                      6,300          (600)
  Cash dividends                             (705)          (703)
  Shares issued under stock option plans        82            131
                                          --------       --------
Net cash from financing activities           5,677        (1,172)
                                          --------       --------

Increase in cash and equivalents                65             43
Cash and equivalents, November 1                34             29
                                          --------       --------
Cash and equivalents, July 31             $     99       $     72
                                          ========       ========



              The accompanying notes are an integral part of the condensed consolidated financial statements



                               NEWCOR, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete presentation of financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996.

Note B. Interest of $1,501,000 and $1,677,000 was paid during the nine months ended July 31, 1997 and 1996, respectively. Income taxes of $931,500 and $550,000 was paid during the nine months ended July 31, 1997 and 1996, respectively.

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

Note D. On March 6, 1997, the Company sold the business and substantially all assets of its Eonic operation. Although assets were sold at approximately net book value, reserves were established for employee separation costs, costs associated with the collection of accounts receivable and pension plan costs, resulting in a $711 expense being recognized during the quarter ended January 31, 1997 as a nonrecurring item. The Company received cash of $1.5 million and a $1 million 8.25% note due over five years.
          The proceeds were used to reduce long-term debt.

          The Company sold the business and certain assets of its Wilson Automation division (Wilson) on May 6, 1996. Wilson designs and manufactures engine, transmission, and axle assembly systems.
          All receivables, the land and building, and certain liabilities were retained by the Company. Although assets were sold at approximately net book value, reserves were established for curtailment of the pension plan, employee separation costs, costs associated with the allocation of accounts receivable and additional liabilities related to contracts for which the Company has retained the responsibility and liabilities. These reserves coupled with the operating loss from the discontinued operation measurement date (March 31, 1996) to the sale date resulted in a net loss of $3.5 million on the disposition of Wilson, which was recognized in the second quarter of 1996. Summary operating results of discontinued operations for the nine month period ended July 31, 1996 are as follows:

                          Nine Months Ended
                          7/31/97   7/31/96
                         ----------               ----------
Revenues                $   -       $9,173
Loss before income taxes    -      (1,814)
Benefit from income taxes   -        (611)
Net loss from discontinued  operations-        (1,203)

Note E. The Company sold the land and building of Wilson Automation during the third quarter of 1997 for approximately $2.3 million, net of selling expenses. The pre-tax net gain on this disposition was $708 and has been recognized as a nonrecurring item in the Condensed Consolidated Statements of Income.

Note F. Statement of Financial Accounting Standards No. 123, " Accounting for Stock-Based Compensation" (FAS 123) allows two alternative methods of accounting for stock-based employee compensation plans. Either the fair value (recognition) method set forth in FAS 123 can be applied or the entity can continue to apply the intrinsic value method as set forth in Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" for financial statement purposes and then disclose pro forma net income and earnings per share determined as if the fair value method had been applied. The Company anticipates adopting the disclosure method during the fourth quarter of fiscal 1997.

Note G. In addition to the quarterly cash dividend of $.05 per share of common stock, a 5% stock dividend was approved by the Board of Directors in June 1997. The dividend will be distributed during the fourth quarter of 1997 to shareholders' of record at the close of business on August 14, 1997. The effect of the stock dividend has been reflected in these condensed consolidated financial statements.




                               NEWCOR, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview
- --------

Newcor is organized into two industry segments: Components and Assemblies and Special Machines. The Components and Assemblies segment consists of automotive components and farm equipment parts machined in dedicated
manufacturing cells, as well as molded rubber and plastic parts.   Special
machines consist of standard individual machines and custom designed machines, all manufactured on a made-to-order basis, serving primarily the automotive and appliance industries. Revenues and costs for special machines are determined under the percentage of completion method of accounting.

During the third quarter of 1997, Newcor generated income from continuing operations of $1,222,000 on sales of $32.4 million, compared to income from continuing operations of $604,000 on sales of $27.9 million for the third quarter of 1996. The improvement in sales was primarily due to the Plastronics acquisition during 1997, internal growth within Newcor's existing divisions and flow through sales for material that is being purchased rather than received on consignment. Sales were adversely impacted by strikes at Chrysler and General Motors automotive assembly plants supplied by Newcor, as well as by automotive customer schedule reductions caused by lower passenger car and light truck builds during the quarter. Income from continuing operations as a percentage of sales during the third quarter of 1997 and 1996 aggregated 3.8% and 2.2%, respectively. The improvement in income from continuing operations is primarily due to the net gain on sale of capital assets which resulted in a pre-tax gain of $708. Other factors contributing to the improvement in income from continuing operations included additional gross margin on the incremental sales increase and favorable manufacturing performance that continues to reflect benefits from the implementation of performance improvement tools such as one piece flow work cells and team based problem solving. The improvement was partially offset by the negative impact on margin and fixed overhead absorption caused by the lost volume due to customer strikes at the Chrysler and General Motors assembly plants, goodwill amortization of newly acquired companies, and customer shutdowns for model year changeover. Interest expense was higher than one year ago due to acquisition financing debt.


Results of Operations
- ---------------------

Consolidated sales by segment are as follows (in thousands):

                      Nine Months Ended     Three Months Ended
                     7/31/97  7/31/96      7/31/97   7/31/96
                    -------- --------   --------------------
Components and
 Assemblies         $ 80,076 $ 57,860     $ 27,102  $ 21,102
Special Machines      14,873   20,430        5,283     6,800
                    -------- --------   --------------------
  Total Sales       $ 94,949 $ 78,290     $ 32,385  $ 27,902
                    ======== ========     ========  ========

Consolidated sales increased 16.1% for the third quarter of 1997 reflecting a 28.4% increase in Components and Assemblies segment sales offset by a 22.3% decrease in Special Machines segment sales. The third quarter sales improvement of $6 million for the Components and Assemblies segment was due to a $2.8 million net increase in sales related to acquisitions, $4.1 million of flow through pricing on material that is being purchased rather than received on consignment and $1.6 million of incremental new business. The sales increase was partially offset by the sale of the Company's Eonic operation in March 1997. The decrease in Special Machines segment sales is due to the sale of Newcor's Machine Tool division during the fourth quarter of 1996.

Consolidated gross profit percentage for the third quarter of 1997 was 16.9% compared to 18.1% for the third quarter of 1996. The decrease in margin was caused principally by the flow through sales, at a nominal margin, of material that was purchased rather than received on consignment.

Selling, general and administrative expenses for the third quarter of 1997 were comparable with the third quarter of 1996.

Operating income by segment was as follows (in thousands):

                       Nine Months Ended      Three Months Ended
                       7/31/97   7/31/96     7/31/97   7/31/96
                      --------  --------  --------------------
Components and
  Assemblies          $  5,023  $  4,536    $  1,542  $  1,388
Special Machines           936     1,987         405       365
Corporate                (225)   (1,204)         506     (420)
                      --------  --------  --------------------
  Total Operating
    Income            $  5,734  $  5,319    $  2,453  $  1,333
                      ========  ========      ======    ======

Operating income for the Components and Assemblies segment increased for the third quarter of 1997 compared to 1996 due to the significant increase in sales, while gross profit percentage decreased slightly due to the flow through sales of material that was purchased rather than received on consignment. An increase in SG&A costs related to acquisitions, hiring, and company-wide training partially offset the sales and gross margin increases. Operating income for the Special Machines segment decreased primarily due to the decrease in sales as referred to above. The increase in Corporate operating income was mainly due to the net gain on sale of capital assets.


Liquidity and Capital Resources
- -------------------------------

During the first nine months of 1997, Newcor spent approximately $14.1 million on acquisitions and capital spending, while receiving $2.3 million from the sale of the Wilson land and building and $1.5 from the sale of Eonic. The increase in debt, however, was only $6.3 million as consolidated operations generated approximately $4.7 million in cash.

During the first nine months of 1996, Newcor's consolidated operations generated cash of $13.7 million which was used to fund over $15 million for acquisitions and capital spending, as well as reduce debt by $600,000. The positive cash flow from continuing operations was primarily due to reductions in accounts receivable and work-in-process inventory within the Special Machines segment divisions due to the completion, shipment and collection of a handful of large special machines.

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

The Company continues to pay a quarterly cash dividend of $.05 per share of common stock. Total dividends paid during the first nine months of 1997 and 1996 were $705,000 and $703,000, respectively. Future dividends will be determined at the quarterly meetings of the Board of Directors after considering cash requirements for operations and reviewing the Company's financial condition and strategic direction.

In addition to the quarterly cash dividend of $.05 per share of common stock, a 5% stock dividend was approved by the Board of Directors in June 1997. The dividend will be distributed during the fourth quarter of 1997 to shareholders' of record at the close of business on August 14, 1997.

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


                               NEWCOR, INC.
                        PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits

                    Exhibit 27 - Financial Data Schedule (EDGAR version only)

          (b)  Reports on Form 8-K

                    No reports filed during the third quarter


                                SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NEWCOR, INC.
                                        ----------------------------
                                          Registrant

     Date:  September 5, 1997
            -------------------------   ----------------------------
                                          John Garber
                                          Vice President-Finance
                                          Principal Financial and
                                          Accounting Officer