Form 10-K405
period 1997-10-31
NEWCOR INC
filed 1998-01-29
CIK 71745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1997   Commission File number 1-5985
                          ----------------                          ------

                                  NEWCOR, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                    38-0865770
------------------------              ------------------------------------
(State of incorporation)              (I.R.S. Employer Identification No.)

   1825 S. Woodward Ave., Suite 240
     Bloomfield Hills, MI  48302                    (248) 253-2400
---------------------------------------     -------------------------------
(Address of principal executive office)     (Registrant's telephone number)

Securities registered pursuant to section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

   Title of each class
--------------------------
Common stock, $1 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. (X)

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $39,379,000 as of January 14, 1998.

The number of shares of common stock, $1 par value, outstanding as of January 14, 1998 was 4,942,034.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Newcor, Inc. Annual Report to
  Shareholders for the year ended October 31, 1997     Part I, II and IV
Portions of the Newcor, Inc. 1998 Proxy Statement      Part III

                                     Part I

Item 1.  Business
-----------------

GENERAL DESCRIPTION OF BUSINESS:

Newcor, Inc., a Delaware corporation with its executive offices located in Bloomfield Hills, Michigan, (together with its wholly-owned subsidiaries referred to as the Company or Newcor) was organized in 1969 to succeed a Michigan corporation organized in 1933. The Company is organized into three business segments: Precision Machined Products, Rubber and Plastic and Special Machines. The Precision Machined Products segment produces transmission, powertrain and engine components and assemblies primarily for the automotive and agricultural vehicle industries. The Rubber and Plastic segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry. These two segments had previously been considered a single Components and Assemblies segment by the Company. Further segmentation has become necessary due to the growth of the Company's Components and Assemblies business. The Special Machines segment designs and manufactures welding, assembly, forming, heat treating and testing machinery and equipment for the automotive, appliance and other industries.

The Company purchased the business and substantially all of the assets of Machine Tool & Gear, Inc. (MT&G) in December 1997. MT&G manufactures differential pinion and side gears, output shafts and rear axle shafts for the automotive industry. The Company also signed definitive agreements to purchase the common stock of the three related companies known as The Deco Group (Deco) during December 1997 and Turn-Matic, Inc. (Turn-Matic) during January 1998, pending the consummation of financing. Deco manufactures high-volume, precision machined engine and powertrain components and assemblies for the medium and heavy truck and automotive industries, while Turn-Matic manufactures high-volume, precision machined engine components and assemblies for the automotive industry.

The MT&G acquisition and pending acquisitions of Deco and Turn-Matic will result in a very substantial increase in the size of the Company and changes in the character and scope of its business. In addition, these transactions will substantially increase the Company's leverage, interest expense and cash requirements for debt service in 1998 and future years as compared to 1997 and prior years. The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness or to fund planned capital expenditures will depend on its future performance, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

During 1997, the Company purchased the common stock of Plastronics Plus, Inc. (Plastronics), which primarily manufactures custom plastic injection-molded components for the automotive industry. The Plastronics acquisition followed three acquisitions in the Rubber and Plastic segment during fiscal 1996.

During May 1996, the Company completed the sale of the business and certain assets of its Wilson Automation division. Prior to the divestiture, Wilson had been the Company's largest division based on revenue. The disposition of Wilson was accounted for as a discontinued operation, and, accordingly, the results of operations of Wilson have been reclassified to discontinued operations from continuing operations for all years presented in the Company's consolidated statements of income and notes thereto incorporated in this report. The Company sold the business and substantially all assets of its Newcor Machine Tool division, which operated in the Special Machines segment, in October 1996. The Company sold the business and substantially all assets of its Eonic division, which operated in the Precision Machined Products segment, in March 1997.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS:

Financial information about business segments is presented in Note M (Segment Reporting) of the Notes to Consolidated Financial Statements in Newcor's 1997 Annual Report to Shareholders. This information is hereby incorporated by reference. This segment information is supplemented by the additional financial information included under "Narrative Description of Business" below.

NARRATIVE DESCRIPTION OF BUSINESS:

The markets served by the Company are highly cyclical and, in large part, impacted by the strength of the economy generally, by prevailing interest rates and by other factors. The markets for automotive and agricultural vehicles, for which the Company supplies components, have all experienced strength in recent years, but have experienced significant downturns in the past. Such downturns have materially adversely affected the revenues, profitability and cash flow of suppliers to these industries, including the Company, and there can be no assurance that one or all such industries will not experience similar downturns in the future. A cyclical decline in overall demand in any of the markets served by the Company could have a material adverse effect on the Company's financial condition, results of operations and debt service capability.

The Company operates in industries that are highly competitive though fragmented. If any customer becomes dissatisfied with the Company's prices, quality or timeliness of delivery, it could award future business or, in an extreme case, move existing business to a competitor. There can be no assurance that the Company's products will continue to compete successfully with the products of competitors, including original equipment manufacturers ("OEM's") themselves, many of which are significantly larger and have greater financial and other resources than the Company.

Across all segments, sales in 1997 to Deere & Company, Ford Motor Company, Chrysler Corporation and General Motors Corporation were approximately 30%, 20%, 14% and 11%, respectively of consolidated sales. Although the Company presently has ongoing supply relationships with each of these customers, there can be no assurance that sales to these customers will continue at the same levels or at all. Each of these customers has, and regularly exercises, substantial negotiating leverage over its suppliers, including the Company, and continuation of these relationships is dependent upon the customers' satisfaction with the price, quality and delivery of the Company's products and the Company's engineering capabilities and customer services. While management believes its relationships with its customers are mutually satisfactory, if any of these customers were to reduce substantially or discontinue its purchases from the Company, the financial condition and results of operations of the Company could be materially adversely affected. From time to time, suppliers to these large customers, including the Company, enter into agreements mandating periodic price reductions, which thereby effectively require such suppliers to improve their efficiency and reduce costs in order to maintain profit margins, and the Company is presently a party to several such contracts.

Precision Machined Products Segment:

During 1997, the Precision Machined Products segment accounted for 46% of consolidated total revenue. This segment consists of one division and one subsidiary at October 31, 1997: Blackhawk Engineering and Rochester Gear, Inc. The Eonic subsidiary, previously included in this segment, was sold during 1997. MT&G, Deco and Turn-Matic also operate in this segment.

Blackhawk's principal line of business is machining large gray iron, nodular iron and steel foundry castings. Rochester Gear produces high-quality shafts, axles, transmission parts and other machined components.

In 1997, 65% of the Precision Machined Products segment revenue came from sales to agricultural equipment manufacturers, primarily Deere & Company. In addition, 32% of revenue was from sales to the automotive market (OEM's and Tier 1 suppliers).

Both divisions in the Precision Machined Products segment have several competitors, primarily domestic. Orders are almost exclusively obtained through competitive bidding, based on quality, engineering capabilities, delivery and price. Each division has established itself as a reliable, high-quality, low-cost manufacturer in its marketplace.

Substantially all of the segment's revenue comes from domestic sales through either the Company's sales staff or independent manufacturers' representatives.

Most raw materials, supplies and other components are purchased from a number of suppliers. Occasionally, a division will depend upon a single supplier for a particular item when instructed by the customer. The Company has not experienced any difficulty obtaining necessary purchased materials.

Throughout its product lines, Newcor has various patents and trademarks that have been obtained over a number of years and expire at various times. While Newcor considers each of them to be important to its business, the loss of any patent or trademark would not materially affect the sales and profitability of the Company.

The Precision Machined Products segment is considered seasonal, varying primarily on OEM's semi-annual shutdowns in July and December.

There are no unusual working capital requirements within the Precision Machined Products segment's divisions or the industries in which they operate.

Newcor's Precision Machined Products segment primarily operates under long-term contracts and annual blanket purchase orders with its customers. Specific releases against these blanket purchase orders are made on a daily basis by the customer. Accordingly, order backlog is not considered meaningful to this group.

None of the segment's revenue is derived from government contracts.


Rubber and Plastic Segment:

During 1997, the Rubber and Plastic segment accounted for 37% of consolidated total revenue. This segment consisted of four divisions and one subsidiary at October 31, 1997: Deckerville, Auburn Hills, Walkerton, Livonia and Plastronics Plus, Inc. In 1997, over 84% of the Rubber and Plastic segment revenue came from sales to the automotive market (OEM's and Tier 1 suppliers). The remaining revenue resulted from a wide variety of markets, including health care, food processing, office equipment and others.

The segment utilizes dip, cast and other molding processes to manufacture both interior components (principally transmission shift boots, steering column and gearshift lever seals and air conditioning ducts) and engine compartment and other body components (body and dash panel grommets and fuel filler seals). The segment's injection molding facilities are used to manufacture fluid recovery systems, hose and wire brackets, speaker seals and vacuum control systems. The segment also supplies attachment and restraining products such as clips and brackets.

Each of the divisions in the Rubber and Plastic segment has several competitors, primarily all domestic. Orders are almost exclusively obtained through competitive bidding, based on quality, engineering capabilities, delivery and price. Each division has established itself as a reliable high-quality, low-cost manufacturer in its marketplace.

Almost all of the segment's revenue results from domestic sales through either the Company's sales staff or independent manufacturers' representatives. The Company recently implemented a sales force reorganization, which included replacing a number of independent sales representatives with in-house account managers.

Most raw materials, supplies and other components are purchased from a number of suppliers. Occasionally, a division will depend upon a single supplier for a particular item when instructed by the customer. The Company has not experienced any difficulty obtaining necessary purchased materials.

Throughout its product lines, Newcor has various patents and trademarks that have been obtained over a number of years and expire at various times. While Newcor considers each of them to be important to its business, the loss of any patent or trademark would not materially affect the sales and profitability of the Company.

The Rubber and Plastic segment is considered seasonal, varying primarily with the automotive industry's semi-annual shutdowns in July and December.

There are no unusual working capital requirements within the Rubber and Plastic segment's divisions or the industries in which they operate.

Newcor's Rubber and Plastic segment primarily operates under long-term contracts and annual blanket purchase orders with its customers. Specific releases against these blanket purchase orders are made on a daily basis by the customer. Accordingly, order backlog is not considered meaningful to this segment.

None of the segment's revenue is derived from government contracts.

Special Machines Segment:

During 1997, the Special Machines segment accounted for 17% of consolidated total revenue. This segment consists of one division: Newcor Bay City (Bay
City). The Bay City division designs and assembles standard and special custom machines and systems to meet its customers' welding, assembly, forming, heat treating and testing process requirements. The Wilson Automation division and Newcor Machine Tool division, previous business units of this segment, were sold during 1996.

Approximately 54% of the Special Machines segment revenue came from sales to the automotive market (OEM's and Tier 1 suppliers) during 1997. The remaining revenue resulted from a variety of markets including appliance, consumer goods, aerospace and others.

Competition for the Special Machines segment is from both domestic and foreign manufacturers. Most orders are obtained through a competitive bidding process with decisions based on machine design and performance, production and engineering capabilities, delivery, service and price. Repeat orders for a similar machine are sometimes single-sourced. The level of competition varies widely depending upon the industry in which the potential customer operates, the size of the order and technical complexity involved in fulfilling the specific order requirements. The Company attempts to differentiate itself by providing timely, innovative solutions to its customers' requirements.

The products of this segment are marketed primarily in the major industrial areas of the United States, Canada and Mexico by direct sales to its customers. The majority of the segments sales are generated by sales engineers, with some sales coming from independent manufacturers' representatives.

Competitive quotes are obtained for most components, raw materials and supplies from a number of suppliers. The Company has not experienced any difficulty obtaining necessary purchased materials.

Throughout its product lines, Newcor has various patents and trademarks that have been obtained over a number of years and expire at various times. While Newcor considers each of them to be important to its business, the loss of any patent or trademark would not materially affect the sales and profitability of the Company.

The Special Machines segment is not considered seasonal.

This segment's working capital requirements can vary significantly based on the number of and stage of contracts in process.

As of December 31, 1997, the Special Machines segment backlog was $7.1 million. Backlog at December 31, 1996 was $8.4 million. The backlog at December 31, 1997 is expected to be completed during fiscal 1998.

None of the segment's revenues resulted from government contracts.


Environmental Compliance:

Compliance by the Company with federal, state and local laws and regulations pertaining to the environment has not and is not anticipated to have any material effect upon the capital expenditures, earnings or operations of the Company. However, the Company's operations are subject to various foreign, federal, state and local environment laws, ordinances and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes and the health and safety of employees ("Environmental Laws"). The nature of the Company's current and former operations and the history of industrial uses at some of its facilities expose the Company to the risk of liabilities or claims with respect to environmental and related worker health and safety matters. Compliance with Environmental Laws, stricter interpretations of or amendments to such laws or more vigorous enforcement policies by regulatory agencies may require material expenditures by the Company. In addition, under certain Environmental Laws a current or previous owner or operator of property may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under or in such property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred.

Employees:

At December 31, 1997, the Company had approximately 1,150 employees and 200 contract workers. Approximately 7% of the Company's employees and contract workers at December 31, 1997 were represented by the United Auto Workers. Collective bargaining agreements with these unions will expire at various times in 1998 and 1999. In addition, most of the Company's customers employ workforces represented by the United Auto Workers and other unions, and many of these customers have experienced work stoppages at various times in the past. A dispute between the Company and its employees, or between any of its major customers and such customers' employees, could have a material adverse effect on the Company's financial condition and results of operations. In addition, sustained economic growth in the United States has resulted in lower unemployment and higher demand for labor in many locations, including certain locations in which the Company operates. Within the Rubber and Plastic segment, profitability has been adversely impacted by increased scrap, high training costs and productivity issues due to high hourly labor turnover caused by full employment in local economies. There can be no assurance that labor market conditions will not materially adversely affect one or more of the Company's businesses or continue to adversely affect the Rubber and Plastic business in the future.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND SALES:

The Company does not have any foreign operations and, therefore, does not segregate its revenue by geographic area. Export sales, principally to Mexico and Canada, represented less than 10% of consolidated revenue in 1997, 1996 and 1995, respectively.


FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS UNDER THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") sections, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "intend," "will," "expect," "anticipate," "plan," "management believes," "estimate," "continue" or "position" or the negatives of or other variations on those terms or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow are forward-looking statements. Readers are cautioned that reliance on any forward-looking statements involves risks and uncertainties and that, although the Company believes that the assumptions on which the forward-looking statements contained in this report are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based on those assumptions also could be incorrect, and actual results may differ materially from any results indicated or suggested by those forward-looking statements. The uncertainties in this regard include, but are not limited to, those discussed under "Cautionary Statements Under the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" in the MD&A incorporated in this report, "Environmental Compliance" in this section, Item 3 of this report and other cautionary statements contained throughout the "Business Section" of this report. All forward looking statements are expressly qualified by the cautionary statements set forth therein. In light of these and other uncertainties, the inclusion of a forward-looking statement in this report should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

Item 2.  Properties
-------------------

The Company conducts its business in company-owned facilities totaling approximately 518,000 square feet and leased facilities totaling approximately 77,000 square feet of office, engineering, manufacturing and warehouse space, respectively. All of these facilities are fully utilized and are suitable to meet the current capacity needs of the divisions. Leases expire at various times through 2002, and the Company generally has extension options.

Below is a summary of the existing facilities:

            Location                Square Footage      Type of Interest               Description of Use
            --------                --------------      ----------------               ------------------

Newcor:
Corporate Office
Bloomfield Hills, MI                7,000                    Leased         Administrative Office

Precision Machined Products
Group:

Rochester Gear
Clifford, MI                        45,000                    Owned         Transmission and powertrain components

Blackhawk Engineering
Cedar Falls, IA                     54,000                    Owned         Tractor differential cases,
Waterloo, IA                        10,000                   Leased         transmission cases, steering arms and
                                                                            brake pedals
MT&G
Corunna, MI                        100,000                    Owned         Differential pinion and side gears,
Fenton, MI                          30,000                   Leased         output shafts and rear axle shafts
Fenton, MI                          10,000                    Owned

Rubber and Plastic Group:

Deckerville Division
Deckerville, MI                     85,000                    Owned         Gear shift boots, steering column
Sandusky, MI                        10,000                    Owned         seals, shift lever gap hiders and
                                                                            windshield wiper covers
Livonia Division
Livonia, MI                         21,000                   Leased         Coated metal parts

Walkerton Division
Walkerton, IN                       33,000                    Owned         Steering column seals and shift lever
                                                                            gap hiders
Auburn Hills Division
Auburn Hills, MI                    9,000                    Leased         Shift lever boots

Plastronics
East Troy, WI                       30,000                    Owned         Vacuum reservoirs for air
East Troy, WI                       28,000                    Owned         conditioning, power steering and
                                                                            cruise control systems, hose and wire
                                                                            brackets and dash panel grommets

            Location                Square Footage      Type of Interest               Description of Use
            --------                --------------      ----------------               ------------------


Special Machines Group:

Newcor Bay City
Bay City, MI                       123,000                    Owned         Automated welding and assembly systems

Divested Businesses with
Facilities Owned by Newcor and
leased to buyer:

Detroit, MI                         58,000                    Owned         Formerly part of Eonic, which was sold
                                                                            March 1997

Fraser, MI                          40,000                    Owned         Formerly part of Newcor Machine Tool,
                                                                            which was sold October 1996


Item 3.  Legal Proceedings
--------------------------

The Company has been notified by one of its largest customers that the customer is defending itself in a patent infringement lawsuit involving certain processes/methods used on manufacturing equipment supplied by numerous vendors including one of the Company's former divisions within the Special Machines segment. The Company retained responsibility for this matter when it sold the related business. Certain component suppliers of the Company have been notified of their potential responsibility to the Company in connection with this action. The Company does not possess sufficient information to evaluate the validity of this claim and, accordingly, is unable to determine whether it will ultimately be required to make any payment related to this lawsuit, or the extent to which any such payment could be offset or mitigated by claims against suppliers.

During the past two years, the Company sold several of its businesses, including the division that produced the equipment described above. In each case the Company's agreement with the purchaser requires it to indemnify the purchaser for various claims including certain environmental, product liability, warranty and other claims that may arise relating to the conduct of the business before the date of sale, subject in some cases to limits on the time within which an indemnification claim may be brought or the maximum amount the Company may be required to pay. The Company provided for its estimated indemnification obligations when these businesses were sold and has no reason to believe there are potential claims against it in excess of this provision, although no specific amounts are included in such reserve with respect to the patent infringement action described above.

Various other legal matters arising during the normal course of business are pending against the Company. Management does not expect that the ultimate liability, if any, of these matters will have a material effect on future consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended October 31, 1997.

                                     Part II

Item 5.  Market for the Registrant's Common Stock and
         Related Stockholder Matters
-----------------------------------------------------

The information required by this item, other than the number of shareholders, is contained in Note N of the "Notes to Consolidated Financial Statements" in the Newcor, Inc. 1997 Annual Report to Shareholders. This information is incorporated herein by reference. At January 14, 1998 there were approximately 700 holders of record of the Company's common stock.


Item 6.  Selected Financial Data
--------------------------------

The information required by this item is contained in the Newcor, Inc. 1997 Annual Report to Shareholders under the heading "Five Year Financial Summary". This information is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
--------------------------------------------------------------------
The information required by this item, is contained in " Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Newcor, Inc. 1997 Annual Report to Shareholders. This information is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
The information required by this item, including selected 1997 and 1996 quarterly financial data, is contained in the consolidated financial statements and notes thereon " Report of Independent Accountants" in the Newcor, Inc. 1997 Annual Report to Shareholders. This information is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure
------------------------------------------------------
None.


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
The information required by Items 401 and 405 of Regulation S-K which will be contained in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 4, 1998 ("the 1998 Proxy Statement") is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------
The information required by Item 402 of Regulation S-K, which will be contained in the Company's 1998 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
The information required by Item 403 of Regulation S-K, which will be contained in the Company's 1998 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------
The information required by Item 404 of Regulation S-K, which will be contained in the Company's 1998 Proxy Statement is incorporated herein by reference.


                                     Part IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------
(a)  1.  Financial Statements
     ------------------------
     The consolidated Financial Statements and Notes thereto contained in Newcor's 1997 Annual Report to Shareholders are incorporated herein by reference.

     2.  Financial Statement Schedules
     ---------------------------------
     None required.

     3.  Exhibits (File number for all documents incorporated by reference is Commission File Number 1-5985)
     ------------------------------------------------------------
 3(a) Restated Certificate of Incorporation dated July 25, 1990 incorporated herein by reference from Exhibit 3(a) to report on Form 10-K for the fiscal year ended October 31, 1990.
 3(b) By Laws of Registrant as amended through January 14, 1991 incorporated herein by reference from Exhibit 3(b) to report on Form 10-K for the fiscal year ended October 31, 1990.
 4(a) Third Amended and Restated Revolving Credit Agreement between Newcor, Inc. and Comerica Bank dated January 15, 1998.
             Registrant hereby undertakes to furnish copies of documents relating to $6.1 million Michigan Strategic Fund Limited
             Obligation Refunding Revenue Bonds, Series 1995, to the Securities and Exchange Commission upon its request.
10(a)* 1982 Incentive Stock Option Plan incorporated herein by reference from Exhibit 10(a) to report on Form 10-K for the fiscal year ended October 31, 1983.
10(b)* Newcor, Inc. Directors' Retirement Plan incorporated herein by reference from Exhibit 10(b) to report on Form 10-K for the fiscal year ended October 31, 1988.
10(c)* Board of Directors Deferred Directors' Fees plan incorporated herein by reference from Exhibit 10(e) to report on Form 10-K for the fiscal year ended October 31, 1987.
10(d)* Agreement with Thomas D. Parker dated June 7, 1989 incorporated herein by reference from Exhibit 10(h) to report on Form 10-K for the fiscal year ended October 31, 1992.
10(e)* Newcor, Inc. 1993 Management Stock Incentive Plan incorporated herein by reference from Exhibit 10(j) to report on Form 10-K for the fiscal year ended October 31, 1994.
10(f)* Amendment to Newcor, Inc. 1993 Management Stock Incentive Plan incorporated herein by reference from Exhibit 10(k) to report on Form 10-K for the fiscal year ended October 31, 1994.
10(g)* Employment Agreement with W. John Weinhardt dated February 13, 1995 incorporated herein by reference from Exhibit 10(g) to report on Form 10-K for the fiscal year ended October 31, 1995.
10(h)* Change in Control Agreement with W. John Weinhardt dated February 13, 1995 incorporated herein by reference from Exhibit 10(h) to report on Form 10-K for the fiscal year ended October 31, 1995.
10(i)* 1996 Employee Incentive Stock Plan dated March 6, 1996, incorporated by reference from the 1996 Proxy Statement dated February 5, 1996.
10(j)* 1996 Non-Employee Directors Stock Option Plan dated March 6, 1996, incorporated by reference from the 1996 Proxy Statement dated February 5, 1996.
10(k)        Asset Purchase Agreement dated October 1, 1997 between Newcor, Inc.
             and Machine Tool and Gear, Inc., incorporated by reference from Registrant's Form 8-K dated December 23, 1997
10(l) Stock Purchase Agreement between Stephen Grand, Individually and as Trustee of the Stephen Grand Revocable Trust dated July 5, 1979 and the Stephen M. Grand Property Trust dated January 22, 1992 and Newcor, Inc. dated December 9, 1997.

10(m)        Stock Purchase Agreement by and among each of the Shareholders of
             Turn-Matic, Inc. and Newcor, Inc. dated January 16, 1998.
10(n)*       Employment Agreement with Dennis H. Reckinger dated July 31, 1992.
10(o)*       Employment Agreement with Robert C. Ballou dated September 25,
             1995.

13           Those portions of the Newcor, Inc. 1997 Annual Report to
             Shareholders that are incorporated by reference in this Form 10-K.
21           List of Subsidiaries of Registrant.
23           Consent of Independent Accountants.
27           Financial Data Schedule (EDGAR file only).

* - Indicates management contract or compensatory plan or arrangement.

 (b)  Reports on Form 8-K
     -------------------
     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant  Newcor, Inc.
            ------------
By:         /s/ W. John Weinhardt                 1/29/98
            ----------------------------          -------
            W. John Weinhardt, President           Date
            and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                                        Title                                 Date Signed
---------                                        -----                                 -----------


----------------------------------             Director                                ---------
Jerry D. Campbell

/s/ John Garber                                                                         1/29/98
----------------------------------             Vice President Finance and              ---------
John Garber                                    Chief Financial Officer

/s/ Shirley E. Gofrank                                                                  1/29/98
----------------------------------             Director                                ---------
Shirley E. Gofrank

/s/ William A. Lawson                                                                   1/29/98
----------------------------------             Director                                ---------
William A. Lawson


----------------------------------             Director                                ---------
Jack R. Lousma

/s/ Richard A. Smith                                                                    1/29/98
----------------------------------             Director                                ---------
Richard A. Smith


----------------------------------             Director                                ---------
Kurt O. Tech

/s/ W. John Weinhardt                                                                   1/29/98
----------------------------------             President and Chief                     ---------
W. John Weinhardt                              Executive Officer

                                EXHIBIT INDEX



4(a) Third Amended and Restated Revolving Credit Agreement between Newcor, Inc. and Comerica Bank dated January 15, 1998. Registrant hereby undertakes to furnish copies of documents relating to $6.1 million Michigan Strategic Fund Limited Obligation Refunding Revenue Bonds, Series 1995, to the Securities and Exchange Commission upon its request.


10(l) Stock Purchase Agreement between Stephen Grand, Individually and as Trustee of the Stephen Grand Revocable Trust dated July 5, 1979 and the Stephen M. Grand Property Trust dated January 22, 1992 and Newcor, Inc. dated December 9, 1997.


10(m) Stock Purchase Agreement by and among each of the Shareholders of Turn-Matic, Inc. and Newcor, Inc. dated January 16, 1998.


10(n)*  Employment Agreement with Dennis H. Reckinger dated July 31, 1992.


10(o)*  Employment Agreement with Robert C. Ballou dated September 25, 1995.

13 Those portions of the Newcor, Inc. 1997 Annual Report to Shareholders that are incorporated by reference in this Form 10-K.

21      List of Subsidiaries of Registrant.

23      Consent of Independent Accountants.

27      Financial Data Schedule (EDGAR file only).

* - Indicates management contract or compensatory plan or arrangement.