Form 10-Q
period 1998-01-31
NEWCOR INC
filed 1998-03-17
CIK 71745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]   No [ ].


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
As of March 10, 1998, the Registrant has 4,942,034 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.

                         PART I.  FINANCIAL INFORMATION

                                  NEWCOR, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                  Three Months Ended
                                               ------------------------
                                              1/31/98         1/31/97
                                            ---------      ----------
 Sales                                      $  30,134      $   27,975
 Cost of sales                                 26,423          22,645
                                            ---------      ----------
 Gross margin                                   3,711           5,330
 SG&A expenses                                  4,164           3,511
 Amortization expense                             325             186
 Nonrecurring loss                                                711
                                            ---------      ----------
 Operating income (loss)                         (778)            922
 Other income (expense):
  Interest expense                               (825)           (432)
  Other                                           (11)             74
                                            ---------      ----------
 Income before income taxes                    (1,614)            564
 Provision (benefit) for income taxes            (582)            198
                                            ---------      ----------
 Net income (loss)                          $  (1,032)     $      366
                                            =========      ==========
 Amounts per share of common stock:
  Net income (loss) - Basic                 $   (0.21)     $     0.07  (1)
  Net income (loss) - Diluted               $   (0.21)     $     0.07  (1)
  Dividends                                 $    0.05      $     0.05  (1)

 Weighted average common shares outstanding     4,942           4,932  (1)


(1) Per share amounts and shares outstanding have been adjusted to reflect the 5% stock dividend declared and paid during fiscal 1997.


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements

                                  NEWCOR, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                              1/31/98                  10/31/97
                                                             --------                  --------
                                           ASSETS
 Current assets:
  Cash                                                     $       86                $       34
  Accounts receivable                                          21,138                    22,523
  Inventories                                                   7,927                     8,084
  Other current assets                                          7,998                     8,672
                                                           ----------                ----------
 Total current assets                                          37,149                    39,313
 Property, plant and equipment, net of
  accumulated depreciation of $15,496
  at 1/31/98 and $14,544 at 10/31/97                           37,116                    28,119
 Goodwill, net of amortization                                 40,202                    16,080
 Other long-term assets                                         9,982                     7,371
                                                           ----------                ----------
 Total assets                                              $  124,449                $   90,883
                                                           ==========                ==========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Note payable                                             $   21,650                $        -
  Current portion of long-term debt                             1,333                       833
  Accounts payable                                             14,319                    14,874
  Other accrued liabilities                                     4,598                     5,668
                                                           ----------                ----------
 Total current liabilities                                     41,900                    21,375
 Long-term debt                                                46,467                    32,267
 Postretirement benefits and other                              9,945                     9,826
                                                           ----------                ----------
 Total liabilities                                             98,312                    63,468
                                                           ----------                ----------

 Shareholders' equity:
  Common stock                                                  4,942                     4,942
  Capital in excess of par                                      2,258                     2,258
  Unfunded pension liability                                      (99)                      (99)
  Retained earnings                                            19,036                    20,314
                                                           ----------                ----------
 Total shareholders' equity                                    26,137                    27,415
                                                           ----------                ----------

 Total liabilities & shareholders' equity                  $  124,449                $   90,883
                                                           ==========                ==========


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                     Three Months Ended
                                                     ------------------
                                                   1/31/98            1/31/97
                                                  --------           --------
  Operating Activities:
   Net income (loss)                              $ (1,032)          $    366
   Depreciation and amortization                     1,277              1,003
   Other                                                 8               (407)
   Changes in operating assets
     and liabilities, net                              164                934
                                                  --------           --------
  Net cash provided by operations                      417              1,896
                                                  --------           --------

  Investing Activities:
   Capital expenditures                             (1,749)              (620)
   Acquisitions, net of cash acquired              (13,070)           (12,081)
                                                  --------           --------
  Net cash used by investing activities            (14,819)           (12,701)
                                                  --------           --------

  Financing Activities:
   Borrowings on revolving
    line of credit, net                             14,700             11,100
   Cash dividends                                     (246)              (235)
                                                  --------           --------
  Net cash from financing activities                14,454             10,865
                                                  --------           --------

  Increase in cash                                      52                 60
  Cash, beginning of period                             34                 34
                                                  --------           --------
  Cash, end of period                             $     86           $     94
                                                  ========           ========




                 The accompanying notes are an integral part of
                the condensed consolidated financial statements

                                  NEWCOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997.

         Certain items in prior years' condensed consolidated financial statements have been reclassified to conform with the presentation used in the quarterly period ended January 31, 1998.


Note B. Interest of approximately $665,000 and $432,000 was paid during the three months ended January 31, 1998 and 1997, respectively. Income taxes were not paid during the three months ended January 31, 1998 and 1997, respectively.

Note C. On December 23, 1997, the Company purchased the assets and business of Machine Tool & Gear, Inc. (MT&G) for $27.25 million plus the assumption of approximately $5.8 million of debt, which was subsequently retired. MT&G manufactures differential pinion and side gears, output shafts and rear axle shafts for the automotive industry. For these assets, the Company paid cash of $2.5 million in October 1997 and an additional $3.1 million in December 1997. On December 5, 1997, the Company's revolving credit agreement was increased from $25.0 million to $37.0 million to pay off acquired bank debt and make the down payment on the MT&G acquisition. A promissory note for $21.65 million, paying interest at 8%, was issued for the balance of the purchase price and was subsequently paid off on March 11, 1998 using the proceeds from the Company's private placement of $125 million of 9.875% Senior Subordinated Notes (the Notes) as described in Note E. The acquisition was recorded using the purchase method of accounting. The cost in excess of net assets acquired of approximately $24 million is being amortized on a straight-line basis over twenty years. The unaudited pro forma results of operations with the inclusion of MT&G for the entire first quarter of fiscal 1998 and 1997 would not have been materially different from actual results.

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

Note D. On March 4, 1998, the Company purchased the common stock of Grand Machining Company, Deco Technologies, Inc. and Deco International, Inc. (collectively, Deco) for $54.85 million in cash, subject to certain net book value adjustments. Deco manufactures high volume, precision machined components and assemblies for the medium and heavy duty truck and automotive industries. Deco's products include rocker arm components and assemblies, transmission shafts, axle shafts and thrust plates. The Company made a $5.0 million deposit to the Deco shareholders in December 1997. The balance of the purchase price was paid in March 1998, with the proceeds from the Notes as described in Note E. The acquisition will be recorded using the purchase method of accounting. The cost in excess of net assets acquired is expected to be approximately $40 million and will be amortized on a straight-line basis over twenty years.

         On March 4, 1998, the Company purchased the stock of Turn-Matic, Inc. (Turn-Matic) for $17.0 million in cash, subject to certain net book value adjustments. Contingent consideration of up to $3.5 million may be paid if profitability achieves certain levels over the next five years. Turn-Matic manufactures high volume precision machined components and assemblies for the automotive industry. Turn-Matic's products include oil filter adapters, main bearing caps and intake and exhaust manifolds. The purchase was financed with the proceeds from the Notes as described in Note E. The acquisition will be recorded using the purchase method of accounting. The cost in excess of net assets acquired is expected to be approximately $10 million and will be amortized on a straight-line basis over twenty years.

Note E. The Company completed the private placement of the Notes on March 4, 1998. Interest on the Notes will be payable semi-annually on March 1 and September 1 of each year, commencing September 1, 1998. The Notes will mature on March 1, 2008. The Notes are unsecured and will be redeemable, in whole or in part, at the option of the Company, on or after March 1, 2003. Proceeds from the Notes have been used to finance the Deco and Turn-Matic acquisitions, pay off the note issued in connection with the MT&G acquisition and pay down the Company's line of credit facility.

         In conjunction with the Notes offering, the Company's revolving credit agreement was amended to allow the Company to increase total availability to $50.0 million. The revolving credit agreement is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc. real estate. The current expiration date for the revolving credit agreement is February 28, 2001.

         The revolving credit agreement, the Company's $10 million term note and the Notes require the Company to comply with certain financial covenants including net worth, debt service coverage and total debt. In addition, the terms of the Notes require the Company to suspend its cash dividend.

Note F. On March 6, 1997, the Company sold the business and substantially all assets of its Eonic operation. Although assets were sold at approximately net book value, reserves were established for employee separation costs, costs associated with the collection of accounts receivable and pension plan costs, resulting in a $711,000 expense being recorded during the quarter ended January 31, 1997. The Company received cash of $1.5 million and a $1 million 8.25% note due over five years. The proceeds were used to reduce long-term debt.

Note G. The Company sold the land and building of Newcor Machine Tool during the second quarter of 1998 for approximately $1.3 million, net of selling expenses. The after-tax gain associated with this sale is approximately $200,000, which will be recognized in the second quarter of 1998.

Note H. In addition to the quarterly cash dividend of $.05 per share of common stock, a 5% stock dividend was approved by the Board of Directors in the third quarter of 1997. The dividend was distributed during the fourth quarter of 1997 to shareholders' of record at the close of business on August 14, 1997. The effect of the stock dividend has been reflected in these condensed consolidated financial statements. As mentioned in Note E., the Company has suspended future cash dividend payments.

Note I. The Company has been notified by one of its largest customers that the customer is defending itself in a patent infringement lawsuit involving certain processes/methods used on manufacturing equipment supplied by numerous vendors including one of the Company's former divisions within the Special Machines segment. The Company retained responsibility for this matter when it sold the related business. Certain component suppliers of the Company have been notified of their potential responsibility to the Company in connection with this action. The Company does not possess sufficient information to evaluate the validity of this claim and, accordingly, is unable to determine whether it will ultimately be required to make any payment related to this lawsuit, or the extent to which any such payment could be offset or mitigated by claims against suppliers.

         The Company sold several of its businesses during fiscal 1997 and 1996, including the division that produced the equipment described above. In each case the Company's agreement with the purchaser requires it to indemnify the purchaser for various claims including certain environmental, product liability, warranty and other claims that may arise relating to the conduct of the business before the date of sale, subject in some cases to limits on the time within which an indemnification claim may be brought or the maximum amount the Company may be required to pay. The Company provided for its estimated indemnification obligations when these businesses were sold and has no reason to believe there are potential claims against it in excess of this provision, although no specific amounts are included in such reserve with respect to the patent infringement action described above.

         Various other legal matters arising during the normal course of business are pending against the Company. Management does not expect that the ultimate liability, if any, of these matters will have a material effect on future financial position and results of operations.

                                  NEWCOR, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     OPERATIONS

OVERVIEW

Newcor, Inc. (the Company) is organized into three industry segments: the Precision Machined Products segment, the Rubber and Plastic segment and the Special Machines segment. The Precision Machined Products segment produces transmission, powertrain and engine components and assemblies for the automotive and agricultural vehicle industries. The Rubber and Plastic segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry. The Special Machines segment designs and manufactures welding, assembly, forming, heat treating and testing machinery and equipment for the automotive, appliance and other industries.

The Company's strategy to build the Precision Machined Products segment as a high volume automotive supplier took a significant step forward as a result of the following actions during the first quarter of 1998: On December 23, 1997, the Company purchased the assets of Machine Tool & Gear, Inc. (MT&G) for $27.3 million, and assumed $5.8 million of debt, which was subsequently retired.
MT&G manufactures differential pinion and side gears, output shafts and rear axle shafts for the automotive industry. The Company also signed definitive agreements to purchase the common stock of Grand Machining Company, Deco Technologies, Inc. and Deco International, Inc. (collectively, Deco) for $54.9 million and the common stock of Turn-Matic, Inc. (Turn-Matic) for $17.0 million during the first quarter. These transactions were completed on March 4, 1998 upon completion of a private placement of $125 million of 9.875% Senior Subordinated Notes due 2008 (the Notes). Deco manufactures high-volume, precision-machined engine and powertrain components and assemblies for the medium and heavy truck and automotive industries, while Turn-Matic manufactures high volume, precision machined engine components and assemblies for the automotive industry. These companies all have product lines and capabilities that management believes will complement Newcor's existing precision machining businesses. In the twelve months ended September 30, 1997, sales for these three companies aggregated $111.8 million. As a result of these acquisitions, the Company's financial condition and operations for the remainder of fiscal 1998 and future years will differ substantially compared with those of the Company for the first quarter of fiscal 1998, fiscal 1997 and prior years.


RESULTS OF OPERATIONS

The following table illustrates the factors causing the Company's quarter-to-quarter change in sales by segment, including the effect of acquisitions and change in sales from existing operations.


                                   Precision
                                    Machined    Rubber and    Special
 (In thousands)                     Products       Plastic   Machines       Total

 First quarter 1997 sales         $   13,087   $    10,057  $   4,831  $   27,975
   Acquisitions                        2,031         2,553          -       4,584
   Change from existing business        (492)         (544)    (1,389)     (2,425)
                                  ----------    ----------  ---------  ----------
 First quarter 1998 sales         $   14,626   $    12,066  $   3,442  $   30,134
                                  ==========   ===========  =========  ==========


Consolidated sales were $30.1 million for the first quarter of 1998, an increase of $2.1 million, or 7.7%, from first quarter 1997 sales of $28.0 million. Sales for the Precision Machined Products segment increased $1.5 million, or 11.8%, to $14.6 million, sales for the Rubber and Plastic segment increased $2.0 million, or 20.0%, to $12.1 million, while sales for the Special Machines segment decreased $1.4 million, or 28.8%, to $3.4 million. The increase in sales for the Precision Machined Products segment was due to sales at the recently acquired MT&G division of approximately $2.0 million, partially offset by reduced sales as a result of a customer's vehicle assembly line changeover. The increase in sales for the Rubber and Plastic segment was due to full quarter results of the Company's Plastronics acquisition that occurred in January 1997, partially offset by reduced shipment of certain products as a result of customer production schedules. The sales decrease for the Special Machines segment was primarily due to not receiving a significant new order that had been anticipated, as well as delays associated with certain new orders pending final customer approval.

Consolidated gross profit decreased $1.6 million to $3.7 million in the first quarter of 1998 from $5.3 million in the first quarter of 1997. Consolidated gross margin decreased to 12.3% in the first quarter of 1998 from 19.1% in the first quarter of 1997. The decrease in gross profit and gross margin was due to several reasons including: (i) decreased sales in the Special Machines segment (which has generally commanded higher margins than other segments);
(ii) lower Precision Machined Products segment sales (excluding the effect of the MT&G acquisition) due to a vehicle assembly line changeover at a customer, which resulted in a temporary halt in the shipment of parts for these vehicles;
(iii) Rubber and Plastic segment results being adversely affected by increased scrap, high training costs and productivity issues (due to high hourly labor turnover caused by full employment in local economies) and, to a lesser extent, by pricing issues on certain coated metal parts produced by the segment; and
(iv) new program launch start-up costs at MT&G and one other division within the Precision Machined Products segment.

Selling, general and administrative expenses (SG&A) increased to $4.2 million in the first quarter of 1998 from $3.5 million in the first quarter of 1997. SG&A as a percentage of sales increased to 13.8% in the first quarter of 1998 from 12.6% in the first quarter of 1997. The increase in SG&A was due to the following factors: (i) SG&A associated with acquisitions of approximately $0.3 million, which resulted from the MT&G acquisition and a full quarter of Plastronics SG&A; (ii) expenditures incurred to begin the implementation of a company-wide information system; (iii) expenditures incurred to continue to train employees in the Newcor Operating System; and (iv) expansion of the sales department within the Rubber and Plastic segment. SG&A as a percentage of sales increased due to the reasons described above.

Amortization expense increased to $0.3 million in the first quarter of 1998 from $0.2 million in the first quarter of 1997 due to the MT&G acquisition and a full quarter of Plastronics amortization.

Operating income (loss) by segment was as follows (in thousands):


                                  Three Months Ended
                                   1/31/98        1/31/97
                                  --------       --------
 Precision Machined Products     $     460     $      995
 Rubber and Plastic                   (468)           441
 Special Machines                     (348)           521
 Corporate                            (422)        (1,035)
                                 ---------     ----------
  Total operating income (loss)  $    (778)    $      922
                                 =========     ==========


Consolidated operating income decreased $1.7 million to a $0.8 million loss in the first quarter of 1998 from $0.9 million in income in the first quarter of 1997. Consolidated operating margin decreased to (2.6%) of sales in the first quarter of 1998 from 3.3% of sales in the first quarter of 1997.

Operating income for the Precision Machined Products segment decreased $0.5 million to $0.5 million in the first quarter of 1998 from $1.0 million in the first quarter of 1997. Operating margin decreased to 3.1% of segment sales in the first quarter of 1998 from 7.6% of segment sales in the first quarter of 1997. The decrease in operating income and margin was primarily due to lower sales at an existing division within this segment due to a vehicle assembly line changeover at a customer, which resulted in a temporary halt in the shipment of higher margin parts for these vehicles and to new program launch costs at MT&G and an existing division within this segment.

Operating income for the Rubber and Plastic segment decreased $0.9 million to a loss of $0.5 million in the first quarter of 1998 from income of $0.4 million in the first quarter of 1997. Operating margin decreased to (3.9%) of segment sales in the first quarter of 1998 from 4.4% of segment sales in the first quarter of 1997. The decrease in operating income was primarily due to operational inefficiencies that resulted in increased scrap, high training costs and productivity issues. These inefficiencies were mainly the result of high labor turnover caused by full employment in local economies. Expansion of the sales department within this segment also adversely affected operation income. These developments, and, to a lesser extent, pricing issues on certain coated metal parts produced by the segment, resulted in the operating margin reduction.

Operating income for the Special Machines segment decreased $0.9 million to a loss of $0.4 million in the first quarter of 1998 from income of $0.5 million in the first quarter of 1997. Operating margin decreased to (10.1%) of segment sales in the first quarter of 1998 from 10.8% in the first quarter of 1997. The decrease in operating income and operating margin is due to the decline in sales at the remaining division within this segment.

Corporate operating loss improved primarily due to the elimination of the $0.7 million loss on the sale of Eonic that was incurred during the first quarter of 1997, partially offset by expenditures incurred to begin the implementation of a company-wide information system.

Interest expense increased $0.4 million to $0.8 million in the first quarter of fiscal 1998 from $0.4 million in the first quarter of 1997. The increase in interest expense was due to additional debt incurred related to: (i) the MT&G acquisition, which was comprised of a $3.1 million pre-closing cash payment, pay off of $5.8 million of existing MT&G debt subsequent to closing and the issuance of a $21.65 million note; and (ii) a $5.0 million deposit to the Deco shareholders made in December 1997.

Certain of the factors impacting results for the first quarter of 1998, such as vehicle assembly line changeover, new program launch and acquisition related costs, were short-term or nonrecurring in nature. The customer's vehicle changeover has been completed and the Precision Machined Products segment sales outlook for the balance of fiscal 1998 is improved compared with the first quarter. MT&G's new program launch is proceeding on schedule with full production planned for early in the third quarter of fiscal 1998. Management is implementing certain actions in response to the lower than expected results by the Special Machines and Rubber and Plastic segments, and believes these actions will begin to favorably impact the performance of those segments during the second quarter of fiscal 1998.

The Company is in the process of implementing a company-wide Enterprise Resource Planning (ERP) computer system. One of the anticipated benefits of this system is year 2000 date conversion without any adverse effect on customers or disruption to business operations. Implementation of the system is underway with projected completion during mid 1999. The Company is also communicating with all of its significant suppliers and large customers to coordinate year 2000 conversion. The identifiable cost of year 2000 compliance and its effect on the Company's future results of operations is not expected to be material.

LIQUIDITY AND CAPITAL RESOURCES

Cash outflows during the first quarter of 1998 of $13.1 million to finance the MT&G acquisition and deposit on Deco and $1.7 million to purchase capital equipment were financed by increased borrowings of $14.7 million on the Company's line of credit and positive cash flow of $0.4 million from operations. Cash from operations was primarily provided by depreciation and amortization expense, mostly offset by the loss incurred during the quarter.

On December 5, 1997, the Company's revolving credit agreement was increased from $25.0 million to $37.0 million to make a pre-closing down payment of $3.1 million to MT&G, pay off the acquired MT&G bank debt of approximately $5.8 million (net of cash acquired), and make a $5.0 million deposit to the Deco shareholders. In addition, on December 23, 1997, the Company issued a $21.65 million promissory note, paying interest at 8%, for the balance of the MT&G purchase price.

     The Company completed the private placement of the Notes on March 4, 1998. Interest on the Notes will be payable semi-annually on March 1 and September 1 of each year, commencing September 1, 1998. The Notes will mature on March 1, 2008. The Notes are unsecured and will be redeemable, in whole or in part, at the option of the Company, on or after March 1, 2003. Proceeds from the Notes have been used to finance the Deco and Turn-Matic acquisitions, pay off the note issued in connection with the MT&G acquisition and pay down the Company's line of credit facility.

In conjunction with the Notes offering, the Company's revolving credit agreement was amended to allow the Company to increase total availability to $50.0 million. The revolving credit agreement is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc. real estate. The current expiration date for the revolving credit agreement is February 28, 2001.

The revolving credit agreement, the Company's $10.0 million term note and the Notes require the Company to comply with certain financial covenants including net worth, debt service coverage and total debt. In addition, the revolving credit agreement requires the Company to suspend its cash dividend.

The Company is highly leveraged as a result of the Notes. The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness (including the Notes) or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

The Company believes that, through a combination of cash flow from operations and available credit under the revolving credit agreement, it will have adequate cash available to service debt obligations, continue capital improvements and maintain adequate working capital.

The Company paid a quarterly dividend of $.05 per share of common stock during the first quarter of fiscal 1998 and 1997, respectively. Total dividends paid during the first quarter of 1998 and 1997 were $246,000 and $235,000 respectively. The terms of the Notes require the suspension of cash dividends.

CAUTIONARY STATEMENTS UNDER THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and, in particular, the information in the second paragraph under "Overview" concerning the expected impact of the MT&G, Deco and Turn-Matic acquisitions and the last two paragraphs under "Results of Operations" concerning the Company's performance for the remainder of fiscal 1998 and year 2000 conversion constitute "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. A number of factors could cause actual results to differ materially from those included in or suggested by such forward-looking statements, including without limitation: the cyclical nature of the industries served by the Company, all of which have encountered significant downturns in the past; the level of production by and demand from the Company's principal customers, upon which the Company is substantially dependent, including the three major domestic automobile manufacturers, American Axle, Inc., Deere & Company and Detroit Diesel, Inc.; whether, when and to what extent expected orders materialize; whether the Company will be able to successfully integrate MT&G, Deco and Turn-Matic into the Company's pre-existing operations and operate them profitability; whether the Company's recent initiatives to improve upon the recent labor turnover experienced in its Rubber and Plastic segment will be successful and cost-effective; the duration of the start-up phase of MT&G's new program and the extent to which it is successful; the impact on the Company of actions by its competitors, some of which are significantly larger and have greater financial and other resources than the Company; developments with respect to contingencies, including environmental matters, litigation and retained liabilities from businesses previously sold by the Company; and the extent to which the Company's new ERP computer system performs as anticipated and the accuracy of the information supplied by the Company's suppliers and customers concerning their year 2000 readiness. All forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section are qualified by such factors. The Company disclaims any obligation to update any such forward-looking statements.



                                  NEWCOR, INC.
                          PART II.  OTHER INFORMATION

Item 4. Submission of matters to a vote of Security Holders:
     (a) The Annual Meeting of Shareholders was held March 4, 1998 to elect two Directors to serve until the year 2001 Annual Meeting of Shareholders or until their successors have been duly elected and qualified.

     (b) Shirley E. Gofrank and W. John Weinhardt were elected to serve on the Board of Directors until the year 2001 Annual Meeting of Shareholders or until their respective successor shall be elected and qualified.

          The following directors' term of office continue until the 1999 Annual Meeting of Shareholders:
             Jerry D. Campbell
             William A. Lawson

          The following directors' term of office continue until the 2000 Annual Meeting of Shareholders:
             Jack R. Lousma
             Richard A. Smith
             Kurt O. Tech

     (c) The following lists the matters voted on at the Annual Meeting of Shareholders along with the results of the vote:

          Election of Shirley E. Gofrank and W. John Weinhardt to serve on the Board of Directors until the year 2001 Annual Meeting of Shareholders or until their respective successor shall be elected and qualified:


                                               Gofrank      Weinhardt
                                            ----------  -------------
          Votes cast for                     4,138,739      4,135,600
          Votes against or withheld             26,205         29,344
          Abstentions and broker non-votes     777,090        777,090


     (d) No settlements were needed to be reached to terminate any solicitation.

Item 6. Exhibits and Reports on Form 8-K:
     (a) Exhibits

          Exhibit 1. - Purchase Agreement dated February 27, 1998 among the Company, the subsidiary guarantors (as defined therein), and the initial purchasers of the Notes incorporated herein by reference from
          Exhibit 1 to Form 8-K filed on March 13, 1998. (Commission file no. 1-5985).

          Exhibit 4 (a) - Indenture dated as of March 4, 1998 between the Company, the subsidiary guarantors (as defined therein), and First Trust National Association as trustee, relating to the Notes (including forms of Notes) incorporated herein by reference from
          Exhibit 4 (a) to Form 8-K filed on March 13, 1998. (Commission file no. 1-5985).

          Exhibit 4 (b) - A/B Exchange Registration Rights Agreement dated as of March 4, 1998 between the Company, the subsidiary guarantors (as defined therein) , and the initial purchasers of the Notes incorporated herein by reference from Exhibit 4(b) to Form 8-K filed on March 13, 1998. (Commission file no. 1-5985).

          Exhibit 4 (c) - Asset Purchase Agreement between MT&G and
          Newcor dated October 1, 1997 incorporated herein by reference from
          Exhibit 2 to Form 8-K/A filed on March 6, 1998. (Commission file no. 1-5985).

          Exhibit 4 (d) - First Amendment to Asset Purchase Agreement between MT&G and Newcor dated October 28, 1997 incorporated herein by reference from Exhibit 2.1 to Form 8-K/A filed on March 6, 1998. (Commission file no. 1-5985).

          Exhibit 4 (e) - Second Amendment to Asset Purchase Agreement between MT&G and Newcor incorporated herein by reference from Exhibit
          2.2 to Form 8-K/A filed on March 6, 1998. (Commission file no.
          1-5985).

          Exhibit 4 (f) - Third Amendment to Asset Purchase Agreement between MT&G and Newcor incorporated herein by reference from Exhibit
          2.3 to Form 8-K/A filed on March 6, 1998. (Commission file no.
          1-5985).

          Exhibit 4 (g) - Fourth Amendment to Asset Purchase Agreement between MT&G and Newcor incorporated herein by reference from Exhibit
          2.4 to Form 8-K/A filed on March 6, 1998. (Commission file no.
          1-5985).

          Exhibit 4 (h) - Secured Promissory Note between MT&G and Newcor incorporated herein by reference from Exhibit 4 to Form 8-K/A filed on March 6, 1998. (Commission file no. 1-5985).

          Exhibit 4 (i) - Stock Purchase Agreement between Stephen Grand, Individually and as Trustee of the Stephen Grand Revocable Trust dated July 5, 1979 and the Stephen M. Grand Property Trust dated January 22, 1992 and Newcor, Inc. dated December 9, 1997 incorporated herein by reference from Exhibit 10(l) to report on Form 10-K for the fiscal year ended October 31, 1997 (Commission file no. 1-5985).

          Exhibit 4 (j) - Amendment to Stock Purchase Agreement between
          Stephen Grand, Individually and as Trustee of the Stephen Grand Revocable Trust dated July 5, 1979 and the Stephen M. Grand Property Trust dated January 22, 1992 and Newcor, Inc., dated March 4,
          1998 incorporated herein by reference from Exhibit 10.(b) to Form 8-K filed on March 13, 1998. (Commission file no. 1-5985).

          Exhibit 4 (k) - Stock Purchase Agreement by and among each of the Shareholders of Turn-Matic, Inc. and Newcor, Inc. dated January 16, 1998 incorporated herein by reference from Exhibit 10(m) to report on Form 10-K for the fiscal year ended October 31, 1997. (Commission file no. 1-5985).

          Exhibit 4 (l) - Employment Agreement with Keith Hale dated March
          4, 1998 incorporated herein by reference from Exhibit 10.(d) to Form 8-K filed on March 13, 1998. (Commission file no. 1-5985).

          Exhibit 4 (m) - First Amendment to Third Amended and Restated Revolving Credit Agreement between Newcor, Inc. and Comerica Bank dated February 12, 1998.

          Exhibit 27 - Financial Data Schedule (EDGAR version only)

     (b)  Reports on Form 8-K
          1. On January 6, 1998, Newcor, Inc. filed a Form 8-K announcing the acquisition of MT&G and the entering into a definitive purchase agreement for the common stock of Deco.
          2. On March 6, 1998, the Company filed a Form 8-K/A including the required financial information for MT&G and the pro forma effect of the acquisition.
          3. On March 13, 1998, the Company filed a Form 8-K announcing the acquisition of 100% of the common stock of Deco, the acquisition of 100% of the common stock of Turn-Matic and the private placement of the Notes. The required financial information for Deco and Turn-Matic was included with this filing as well as the pro forma effect of MT&G, Deco and Turn-Matic acquisitions and the Notes on the Company.



                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NEWCOR, INC.
                                      ----------------------------
                                      Registrant


Date:  March 17, 1998                 /s/ John Garber
-------------------------             ----------------------------
                                        John Garber
                                        Vice President-Finance
                                        Principal Financial and
                                           Accounting Officer

                                EXHIBIT INDEX


          Exhibit
            No.                      Description
          -------              -----------------------

          Exhibit 1. -    Purchase Agreement dated February 27, 1998 among the
                          Company, the subsidiary guarantors (as defined therein), and the initial purchasers of the Notes incorporated herein by reference from Exhibit 1 to Form 8-K filed on March 13, 1998. (Commission file no. 1-5985).

          Exhibit 4 (a) - Indenture dated as of March 4, 1998 between the
                          Company, the subsidiary guarantors (as defined therein), and First Trust National Association as trustee, relating to the Notes (including forms of Notes) incorporated herein by reference from Exhibit 4 (a) to Form 8-K filed on March 13, 1998. (Commission file no. 1-5985).

          Exhibit 4 (b) - A/B Exchange Registration Rights Agreement
                          dated as of March 4, 1998 between the Company, the subsidiary guarantors (as defined therein) , and the initial purchasers of the Notes incorporated herein by reference from Exhibit 4(b) to Form 8-K filed on March 13, 1998. (Commission file no. 1-5985).

          Exhibit 4 (c) - Asset Purchase Agreement between MT&G and
                          Newcor dated October 1, 1997 incorporated herein by reference from Exhibit 2 to Form 8-K/A filed on March 6, 1998. (Commission file no. 1-5985).

          Exhibit 4 (d) - First Amendment to Asset Purchase Agreement
                          between MT&G and Newcor dated October 28, 1997 incorporated herein by reference from Exhibit 2.1 to Form 8-K/A filed on March 6, 1998. (Commission file no. 1-5985).

          Exhibit 4 (e) - Second Amendment to Asset Purchase Agreement
                          between MT&G and Newcor incorporated herein by reference from Exhibit 2.2 to Form 8-K/A filed on March 6, 1998. (Commission file no. 1-5985).

          Exhibit 4 (f) - Third Amendment to Asset Purchase Agreement
                          between MT&G and Newcor incorporated herein by reference from Exhibit 2.3 to Form 8-K/A filed on March 6, 1998. (Commission file no. 1-5985).

          Exhibit 4 (g) - Fourth Amendment to Asset Purchase Agreement
                          between MT&G and Newcor incorporated herein by reference from Exhibit 2.4 to Form 8-K/A filed on March 6, 1998. (Commission file no. 1-5985).

          Exhibit 4 (h) - Secured Promissory Note between MT&G and Newcor incorporated herein by reference from Exhibit 4 to Form 8-K/A filed on March 6, 1998. (Commission file no. 1-5985).

          Exhibit 4 (i) - Stock Purchase Agreement between Stephen Grand,
                          Individually and as Trustee of the Stephen Grand Revocable Trust dated July 5, 1979 and the Stephen M. Grand Property Trust dated January 22, 1992 and Newcor, Inc. dated December 9, 1997 incorporated herein by reference from Exhibit 10(l) to report on Form 10-K for the fiscal year ended October 31, 1997 (Commission file no. 1-5985).

          Exhibit 4 (j) - Amendment to Stock Purchase Agreement between
                          Stephen Grand, Individually and as Trustee of the Stephen Grand Revocable Trust dated July 5, 1979 and the Stephen M. Grand Property Trust dated January 22, 1992 and Newcor, Inc., dated March 4, 1998 incorporated herein by reference from Exhibit 10.(b) to Form 8-K filed on March 13, 1998. (Commission file no. 1-5985).

          Exhibit 4 (k) - Stock Purchase Agreement by and among each of the
                          Shareholders of Turn-Matic, Inc. and Newcor, Inc. dated January 16, 1998 incorporated herein by reference from Exhibit 10(m) to report on Form 10-K for the fiscal year ended October 31, 1997 (Commission file no. 1-5985).

          Exhibit 4 (l) - Employment Agreement with Keith Hale dated March
                          4, 1998 incorporated herein by reference from Exhibit 10.(d) to Form 8-K filed on March 13, 1998. (Commission file no. 1-5985).

          Exhibit 4 (m) - First Amendment to Third Amended and Restated
                          Revolving Credit Agreement between Newcor, Inc. and Comerica Bank dated February 12, 1998.

          Exhibit 27 -    Financial Data Schedule (EDGAR version only)