Form 10-Q/A
period 1998-01-31
NEWCOR INC
filed 1998-05-12
CIK 71745

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

The financial information contained in Part I, Item I of the registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 is amended to read as set forth below. This 10-Q/A filing revises the balance sheet only by reclassifying one item from a current liability to long-term debt.

PART I.  Item I.  FINANCIAL INFORMATION



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


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements

                                  NEWCOR, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                          January 31, 1998
                                                             -------------------------------------------
                                                            Originally
                                                              Filed       Reclassification       Amended           10/31/97
                                                             --------     ----------------       -------           --------
                                           ASSETS
 Current assets:
  Cash                                                     $       86                          $       86        $       34
  Accounts receivable                                          21,138                              21,138            22,523
  Inventories                                                   7,927                               7,927             8,084
  Other current assets                                          7,998                               7,998             8,672
                                                           ----------       ----------         ----------        ----------
 Total current assets                                          37,149                              37,149            39,313
 Property, plant and equipment, net of
  accumulated depreciation of $15,496
  at 1/31/98 and $14,544 at 10/31/97                           37,116                              37,116            28,119
 Goodwill, net of amortization                                 40,202                              40,202            16,080
 Other long-term assets                                         9,982                               9,982             7,371
X                                                           ----------       ----------         ----------        ----------
 Total assets                                              $  124,449       $        -         $  124,449        $   90,883
                                                           ==========       ==========         ==========        ==========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Note payable                                             $   21,650       $  (21,650)        $        -        $        -
  Current portion of long-term debt                             1,333                               1,333               833
  Accounts payable                                             14,319                              14,319            14,874
  Other accrued liabilities                                     4,598                               4,598             5,668
                                                           ----------       ----------         ----------        ----------
 Total current liabilities                                     41,900          (21,650)            20,250            21,375
 Long-term debt                                                46,467           21,650             68,117            32,267
 Postretirement benefits and other                              9,945                               9,945             9,826
                                                           ----------       ----------         ----------        ----------
 Total liabilities                                             98,312                -             98,312            63,468
                                                           ----------       ----------         ----------        ----------

 Shareholders' equity:
  Common stock                                                  4,942                               4,942             4,942
  Capital in excess of par                                      2,258                               2,258             2,258
  Unfunded pension liability                                      (99)                                (99)              (99)
  Retained earnings                                            19,036                              19,036            20,314
                                                           ----------       ----------         ----------        ----------
 Total shareholders' equity                                    26,137                -             26,137            27,415
                                                           ----------       ----------         ----------        ----------

 Total liabilities & shareholders' equity                  $  124,449       $        -         $  124,449        $   90,883
                                                           ==========       ==========         ==========        ==========






Note: The Company has determined that it would be preferable to reclassify the $21.65 million promissory note referred to in Note C from a current payable, as shown in the Form 10-Q filed on March 17, 1998, to long-term debt as a result of the note being refinanced on a long-term basis with the proceeds from the Company's $125 million Senior Subordinated Note offering completed March 4, 1998. The reclassification is in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-Term Obligations Expected to be Refinanced."



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


                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEWCOR, INC.
                                        ----------------------------
                                        Registrant

Date:  May 12, 1998                     /s/ John Garber
-----------------------                 ----------------------------
                                          John Garber
                                          Vice President-Finance
                                          Principal Financial and
                                             Accounting Officer