Form 10-Q
period 1998-04-30
NEWCOR INC
filed 1998-06-15
CIK 71745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of June 10, 1998, the Registrant has 4,942,034 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  NEWCOR, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                      Three Months Ended                    Six Months Ended
                                                    -----------------------           -----------------------------
                                                     4/30/98        4/30/97             4/30/98            4/30/97
                                                    --------       --------           ---------           ---------
Sales                                               $ 55,369       $ 34,589            $ 85,503            $ 62,564
Cost of sales                                         45,057         28,050              71,480              50,695
                                                    --------       --------            --------            --------
Gross margin                                          10,312          6,539              14,023              11,869
SG&A expenses                                          5,658          3,925               9,822               7,436
Amortization expense                                     911            227               1,236                 413
Nonrecurring (gain) loss                                (362)            -                 (362)                711
                                                    --------       --------            --------            --------
Operating income                                       4,105          2,387               3,327               3,309
Other income (expense):
  Interest expense                                    (2,776)          (554)             (3,601)               (986)
  Other expense, net                                    (110)           (88)               (121)                (14)
                                                    --------       --------            --------            --------
Income (loss) before income taxes                      1,219          1,745                (395)              2,309
Income tax expense (benefit)                             466            663                (116)                861
                                                    --------       --------            --------            --------
Net income (loss)                                   $    753       $  1,082            $   (279)           $  1,448
                                                    ========       ========            ========            ========

Amounts per share of common stock:
  Net income (loss) - Basic and Diluted (1)         $   0.15       $   0.22            $  (0.06)           $   0.29
  Dividends declared - Basic (1)                    $      -       $   0.05            $   0.05            $   0.10


Weighted average common shares outstanding (1)         4,942          4,938               4,942               4,935

(1) Per share amounts and shares outstanding have been adjusted to reflect the 5% stock dividend declared and paid during fiscal 1997.


                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                 4/30/98                   10/31/97
                                                                                --------                   --------
                                                  ASSETS
Current assets:
  Cash                                                                         $   1,381                   $     34
  Accounts receivable                                                             33,305                     22,523
  Inventories                                                                     15,700                      8,084
  Other current assets                                                            10,153                      8,672
                                                                               ---------                   --------
Total current assets                                                              60,539                     39,313
Property, plant and equipment, net of
  accumulated depreciation of $15,496
  at 4/30/98 and $14,544 at 10/31/97                                              51,747                     28,119
Cost in excess of assigned value of acquired companies, net                       88,147                     16,080
Other long-term assets                                                             7,993                      7,371
                                                                               ---------                   --------
Total assets                                                                   $ 208,426                   $ 90,883
                                                                               =========                   ========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                            $   1,833                        833
  Accounts payable                                                                19,688                     14,874
  Other accrued liabilities                                                        9,702                      5,668
                                                                               ---------                   --------
Total current liabilities                                                         31,223                     21,375
Long-term debt                                                                   139,267                     32,267
Postretirement benefits and other                                                 11,046                      9,826
                                                                               ---------                   --------
Total liabilities                                                                181,536                     63,468

Shareholders' equity:
  Common stock                                                                     4,942                      4,942
  Capital in excess of par                                                         2,258                      2,258
  Unfunded pension liability                                                         (99)                       (99)
  Retained earnings                                                               19,789                     20,314
                                                                               ---------                   --------
Total shareholders' equity                                                        26,890                     27,415
                                                                               ---------                   --------

Total liabilities and shareholders' equity                                     $ 208,426                   $ 90,883
                                                                               =========                   ========

                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                          Six Months Ended
                                                                                      -----------------------
                                                                                 4/30/98                    4/30/97
                                                                                --------                   --------
Operating Activities:
  Net income (loss)                                                             $   (279)                  $  1,448
  Depreciation and amortization                                                    3,632                      2,033
   Gain on sale of capital assets                                                   (362)                        -
  Other                                                                             (323)                      (298)
  Changes in operating assets
   and liabilities, net                                                             (383)                     1,151
                                                                                --------                   --------
Net cash provided by operations                                                    2,285                      4,334
                                                                                --------                   --------

Investing Activities:
  Capital expenditures                                                            (2,429)                      (902)
  Acquisitions, net of cash acquired                                            (103,130)                   (12,081)
  Proceeds from sale of business                                                      -                       1,500
  Proceeds from sale of fixed assets                                               1,367                         -
                                                                                --------                   --------
Net cash used by investing activities                                           (104,192)                   (11,483)
                                                                                --------                   --------

Financing Activities:
  Net borrowings (repayments)
     on revolving credit                                                         (17,000)                     7,600
  Proceeds from issuance of subordinated notes                                   125,000                         -
  Subordinated notes issuance costs                                               (4,500)                        -
  Cash dividends                                                                    (246)                      (471)
  Shares issued under stock option plans                                              -                          82
                                                                                --------                   --------
Net cash from financing activities                                               103,254                      7,211
                                                                                --------                   --------

Increase in cash                                                                   1,347                         62
Cash, beginning of period                                                             34                         34
                                                                                --------                   --------
Cash, end of period                                                             $  1,381                   $     96
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

Note B. Interest of approximately $1,286,000 and $986,000 was paid during the six months ended April 30, 1998 and 1997, respectively. Income taxes of $0 and $380,000 were paid during the six months ended April 30, 1998 and 1997, respectively.

Note C. On December 23, 1997, the Company purchased the assets and business of Machine Tool & Gear, Inc. (MT&G) for $27.25 million plus the assumption of approximately $5.8 million of debt, which was subsequently retired. MT&G manufactures differential pinion and side gears, output shafts and rear axle shafts for the automotive industry. For these assets, the Company paid cash of $2.5 million in October 1997 and an additional $3.1 million in December 1997. On December 5, 1997, the Company's revolving credit agreement was increased from $25.0 million to $37.0 million to pay off acquired bank debt and make the down payment on the MT&G acquisition. A promissory note for $21.65 million, paying interest at 8%, was issued for the balance of the purchase price and was subsequently paid off on March 11, 1998 using the proceeds from the Company's private placement of $125 million of 9.875% Senior Subordinated Notes (the Notes) as described in Note D. The acquisition was recorded using the purchase method of accounting. The cost in excess of net assets acquired of approximately $24 million is being amortized on a straight-line basis over twenty years.

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

                  On March 4, 1998, the Company purchased the common stock of Grand Machining Company, Deco Technologies, Inc. and Deco International, Inc. (collectively, Deco) for $54.9 million in cash, subject to certain net book value adjustments. Deco manufactures high volume, precision machined components and assemblies for the medium and heavy duty truck and automotive industries. Deco's products include rocker arm components and assemblies, transmission shafts, axle shafts and thrust plates. The Company made a $5.0 million deposit to the Deco shareholders in December 1997. The balance of the purchase price was paid in March 1998, with the proceeds from the Notes as described in Note D. The acquisition was recorded using the purchase method of accounting. The cost in excess of net assets acquired of approximately $40 million is being amortized on a straight-line basis over twenty years.

                  On March 4, 1998, the Company purchased the stock of Turn-Matic, Inc. (Turn-Matic) for $17.0 million in cash, subject to certain net book value adjustments. Contingent consideration of up to $3.5 million may be paid if profitability achieves certain levels over the next five years. Turn-Matic manufactures high volume precision machined components and assemblies for the automotive industry. Turn-Matic's products include oil filter adapters, main bearing caps and intake and exhaust manifolds. The purchase was financed with the proceeds from the Notes as described in Note D. The acquisition was recorded using the purchase method of accounting. The cost in excess of net assets acquired of approximately $9 million is being amortized on a straight-line basis over twenty years.

                  The 1998 and 1997 unaudited pro-forma results of operations as if the acquisitions of Machine Tool & Gear, Deco and Turn-Matic had been acquired at the beginning of fiscal 1997 would have been as follows:

                                                                                         Six Months Ended
                                                                                         ----------------
                                                                                 4/30/98                   4/30/97
                                                                                 -------                   -------
                  Sales                                                         $120,887                   $118,411
                                                                                ========                   ========
                  Net income (loss)                                             $   (225)                  $  2,175
                                                                                ========                   ========
                  Per share                                                     $  (0.05)                  $    .44
                                                                                ========                   ========

                  These pro-forma results do not purport to be indicative of the results that would have occurred had the acquisitions been made at the beginning of fiscal 1997 or which may occur in the future.


Note D. The Company completed the private placement of the Notes on March 4, 1998. Interest on the Notes will be payable semi-annually on March 1 and September 1 of each year, commencing September 1, 1998. The Notes will mature on March 1, 2008. The Notes are unsecured and will be redeemable, in whole or in part, at the option of the Company, on or after March 1, 2003. Proceeds from the Notes have been used to finance the Deco and Turn-Matic acquisitions, pay off the note issued in connection with the MT&G acquisition and pay down the Company's line of credit facility.

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

                  The Company's domestic subsidiaries; Plastronics, Rochester Gear, Deco, and Turn-Matic only, are full and unconditional guarantors of obligations issued under the Notes. The following summarized financial information is derived from the consolidating financial statements of the Company for the periods presented. No intercompany balances or transactions occurred among the subsidiaries during the periods presented.


                                                                          4/30/98                     10/31/97
                                                                          -------                     --------
                  Current assets                                         $  27,718                    $11,400
                                                                         =========                    =======
                  Total assets                                           $ 111,577                    $30,800
                                                                         =========                    =======
                  Current liabilities                                    $  12,767                    $ 6,200
                                                                         =========                    =======
                  Long-term debt                                         $   6,100                    $ 6,100
                                                                         =========                    =======

                                                                                    Six Months Ended
                                                                                    ----------------
                                                                          4/30/98                     4/30/97
                                                                          -------                     -------
                  Sales                                                    $30,680                    $13,697
                                                                           =======                    =======
                  Operating income                                         $ 2,107                    $ 1,581
                                                                           =======                    =======

Note E. On March 6, 1997, the Company sold the business and substantially all assets of its Eonic operation. Although assets were sold at approximately net book value, reserves were established for employee separation costs, costs associated with the collection of accounts receivable and pension plan costs, resulting in a $711,000 expense being recorded during the quarter ended January 31, 1997. The Company received cash of $1.5 million and a $1 million 8.25% note due over five years. The proceeds were used to reduce long-term debt.

Note F.           The Company sold the land and building of Newcor Machine
                  Tool during the second quarter of 1998 for approximately $1.3 million, net of selling expenses. The after-tax gain associated with this sale was approximately $240,000.

Note G.           Inventories are summarized as follows:

                                                                                       4/30/98                   10/31/97
                                                                                       -------                   --------
                  Cost and estimated earnings of uncompleted
                    contracts in excess of related billings of $978
                    at 4/30/98 and $1,066 at 10/31/97                                   $ 4,191                    $2,379
                  Raw materials                                                           3,109                     3,752
                  Work in process and finished goods                                      8,400                     1,953
                                                                                        -------                    ------
                                                                                        $15,700                    $8,084
                                                                                        =======                    ======

                  Costs and estimated earnings of uncompleted contracts in excess of related billings represents revenue recognized under the percentage of completion method in excess of amounts billed.

Note H. In addition to the quarterly cash dividend of $.05 per share of common stock, a 5% stock dividend was approved by the Board of Directors in the third quarter of 1997. The dividend was distributed during the fourth quarter of 1997 to shareholders' of record at the close of business on August 14, 1997. The effect of the stock dividend has been reflected in these condensed consolidated financial statements. As mentioned in Note D., the Company has suspended future cash dividend payments.

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

                                  NEWCOR, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Newcor, Inc. (the Company) is organized into three industry segments: the Precision Machined Products segment, the Rubber and Plastic segment and the Special Machines segment. The Precision Machined Products segment produces transmission, powertrain and engine components and assemblies for the automotive, medium and heavy duty truck, and agricultural vehicle industries. The Rubber and Plastic segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry. The Special Machines segment designs and manufactures welding, assembly, forming, heat treating and testing machinery and equipment for the automotive, appliance and other industries.

The Company's strategy to build the Precision Machined Products segment as a high volume automotive supplier took a significant step forward as a result of the following actions: On December 23, 1997, the Company purchased the assets of Machine Tool & Gear, Inc. (MT&G) for $27.3 million, and assumed $5.8 million of debt, which was subsequently retired. MT&G manufactures differential pinion and side gears, output shafts and rear axle shafts for the automotive industry. On March 4, 1998 the Company purchased the common stock of Grand Machining Company, Deco Technologies, Inc. and Deco International, Inc. (collectively, Deco) for $54.9 million and the common stock of Turn-Matic, Inc. (Turn-Matic) for $17.0 million. These transactions were financed concurrent with the completion on March 4, 1998 of a private placement of $125 million of 9.875% Senior Subordinated Notes due 2008 (the Notes). Deco manufactures high-volume, precision-machined engine and powertrain components and assemblies for the medium and heavy truck and automotive industries, while Turn-Matic manufactures high volume, precision machined engine components and assemblies for the automotive industry. These companies have product lines and capabilities that management believes will complement Newcor's existing precision machining businesses. In the twelve months ended September 30, 1997, sales for these three companies aggregated $111.8 million. As a result of these acquisitions, the Company's financial condition and results of operations for fiscal 1998 and future years will differ substantially compared with those for fiscal 1997 and prior years.

RESULTS OF OPERATIONS

The following tables summarize the principal factors causing the Company's change in sales by segment, including the effect of acquisitions and change in sales from existing operations, for the second quarter of 1998 and six months ended April 30, 1998 compared with the same periods one year ago.

                                                              Precision
                                                              Machined          Rubber and       Special
(In thousands)                                                Products            Plastic        Machines          Total
                                                              ----------        ----------       -----------       --------
Second quarter 1997 sales                                       $16,343          $13,487           $4,759         $34,589
    Acquisitions                                                 23,094              -                -            23,094
    Change from existing business                                (1,293)             164           (1,185)         (2,314)
                                                                -------          -------           ------         -------
Second quarter 1998 sales                                       $38,144          $13,651           $3,574         $55,369
                                                                =======          =======           ======         =======

Six months ended 1997 sales                                     $29,430          $23,544           $9,590         $62,564
    Acquisitions                                                 25,125            2,553              -            27,678
    Change from existing business                                (1,785)            (380)          (2,574)         (4,739)
                                                                -------          -------           ------         -------
Six months 1998 sales                                           $52,770          $25,717           $7,016         $85,503
                                                                =======          =======           ======         =======

Consolidated sales were $55.4 million for the second quarter of 1998, an increase of $20.8 million, or 60.1%, compared with sales of $34.6 million for the second quarter of 1997. Sales for the Precision Machined Products segment increased $21.8 million, or 133.7%, to $38.1 million, sales for the Rubber and Plastic segment increased $.2 million, or 1.5%, to $13.7 million, while sales for the Special Machines segment decreased $1.2 million, or 25.0%, to $3.6 million. The increase in sales for the Precision Machined Products segment was due to sales from the recent acquisitions; MT&G, Deco and Turn-Matic, referred to collectively as the "Acquisitions" which were partially offset by reduced sales at existing operations caused by lower customer orders compared with the same period one year ago. Rubber and Plastic sales for the second quarter were comparable to the second quarter of 1997. The sales decrease for the Special Machines segment was primarily due to not receiving a significant new order that had been anticipated, as well as the relatively slow rate of new orders booked since the third quarter of fiscal 1997.

Consolidated sales for the six month period ended April 30, 1998 increased by $22.9 million to $85.5 million compared with sales of $62.6 million for the same period of 1997. The same factors that influenced sales for the second quarter compared with one year ago also impacted the six month sales comparison. The increase in sales for the Rubber and Plastic segment was due to a full six months of results of the Company's Plastronics acquisition that occurred in January 1997, partially offset by reduced shipment of certain products during the first quarter of 1998 as a result of customer production schedules.

Consolidated gross profit was $10.3 million, or 18.6% of sales, for the second quarter of 1998 compared with $6.5 million, or 18.8% of sales, for the second quarter of 1997. The gross profit increase of $3.8 million was due to $4.5 million of incremental gross profit from the Acquisitions which was partially offset by lower gross profit from the Company's Special Machines and Rubber and Plastic segments compared with the second quarter of 1997. Special Machines segment gross profit was down due to its sales decrease compared with 1997. Rubber and Plastic segment gross profit was down due primarily to high hourly labor turnover, which, although improved compared with the first quarter of 1998, continued to adversely affect production efficiency compared with 1997.

Consolidated gross profit for the six month period ended April 30, 1998 was $14.0 million or 16.4% of sales compared with $11.9 million or 19.0% of sales for the same period one year ago. Factors that affected the six month period ended April 30, 1998 in addition to those which affected the second quarter of 1998 included: a vehicle assembly line changeover at a customer which resulted in a temporary loss of gross profit and pricing issues on certain coated metal parts produced by the Rubber and Plastic segment. The customer assembly line changeover was completed, and gross profit was near normal levels during the second quarter of 1998, and pricing issues on certain coated metal parts which reduced gross profit during the first quarter were resolved during the second quarter of 1998.

Selling, general and administrative expenses (SG&A) increased to $9.8 million, or 11.5% of sales, for the six month period ended April 30, 1998 from $7.4 million, or 11.9% of sales, for the six month period ended April 30, 1997. The increase in SG&A was due to the following factors: SG&A of approximately $1.7 million associated with the Acquisitions as well as the acquisition of Plastronics in January 1997 and ongoing expenditures to complete the implementation of a company-wide information system.

Amortization expense increased to $0.9 million in the second quarter of 1998 from $0.2 million in the second quarter of 1997 due to the Acquisitions.

Operating income (loss) by segment was as follows (in thousands):

                                                 Three Months Ended                      Six Months Ended
                                                 ------------------                      ----------------
                                              4/30/98           4/30/97               4/30/98          4/30/97
                                             --------          --------              --------        ---------
Precision Machined Products                  $  4,812          $  1,789               $ 5,748          $ 3,146
Rubber and Plastic                                873             1,510                   812            2,276
Special Machines                                 (162)               78                  (438)             700
Corporate                                        (869)             (763)               (1,921)          (1,689)
Amortization expense                             (911)             (227)               (1,236)            (413)
Nonrecurring gain (loss)                          362               -                     362             (711)
                                             --------          --------               -------          -------
  Total operating income                     $  4,105          $  2,387               $ 3,327          $ 3,309
                                             ========          ========               =======          =======

Consolidated operating income for the second quarter of 1998 was $4.1 million, or 7.4% of sales, compared with $2.4 million, or 6.9% of sales, for the second quarter of 1997. Consolidated operating income for the six month period ended April 30, 1998 was $3.3 million, or 3.3% of sales, compared with $3.3 million, or 5.3% of sales, for the six month period ended April 30, 1997. The 1.6% decline in operating income as a percent of sales for the six month period ended April 30, 1998 compared with the same period one year ago was due principally to several reasons that occurred during the first quarter of fiscal 1998 including: (i) lower than anticipated sales by the Special Machines segment due to the slow rate of new orders; (ii) lower than anticipated sales by the Precision Machined Products segment due to a vehicle assembly line changeover at a customer; and (iii) operational inefficiencies within the Rubber and Plastic segment that were mainly the result of high labor turnover caused by full employment in the local economies.

Operating income for the Precision Machined Products segment before the amortization of intangible costs related to the Acquisitions increased $3.0 million to $4.8 million in the second quarter of 1998 from $1.8 million in the second quarter of 1997. Operating margin increased to 12.6% of segment sales in the second quarter of 1998 from 10.9% of segment sales in the second quarter of 1997. The increase in operating income was primarily due to the Acquisitions. Operating income and operating margins at existing divisions within this segment improved slightly when compared with 1997 due to a favorable sales mix of higher margin products.

Operating income for the Rubber and Plastic segment decreased $0.6 million to $0.9 million in the second quarter of 1998 from operating income of $1.5 million in the second quarter of 1997. Operating margin decreased to 6.4% of segment sales in the second quarter of 1998 from 10.8% of segment sales in the second quarter of 1997. The decrease in operating income was primarily due to operational inefficiencies that resulted in increased scrap, high training costs and productivity issues. These inefficiencies were mainly the result of high labor turnover caused by full employment in local economies. Turnover did improve compared with the first quarter of 1998, but it remained high compared with the same period one year ago. Expansion of segment engineering and selling resources to support customer requirements also reduced operating income compared with the second quarter of 1997.

Operating income for the Special Machines segment decreased $0.2 million to a loss of $0.1 million in the second quarter of 1998 from income of $0.1 million in the second quarter of 1997. Operating margin decreased to (4.5%) of segment sales in the second quarter of 1998 from 1.6% in the second quarter of 1997. The decrease in operating income and operating margin was due to the decline in sales in this segment.

The second quarter of 1998 included a nonrecurring gain of $0.4 million related to the sale of the land and building where the Company's Machine Tool division was located prior to its being sold in October 1996. The nonrecurring loss of $0.7 million for the six months ended April 30, 1997 related to the sale of the Company's Eonic division.

Interest expense increased $2.2 million to $2.8 million in the second quarter of fiscal 1998 from $0.6 million in the second quarter of 1997. The increase in interest expense was due to additional debt related to the private placement of the Notes which was incurred to finance the Acquisitions.

Certain actions that management began to implement during the first and second quarters of fiscal 1998 with respect to the Special Machines and Rubber and Plastic segments are expected to continue to favorably impact those businesses during the second half of fiscal 1998. In addition, MT&G's new program launch remains on schedule with full production expected in the third quarter of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Cash outflows during the first six months of 1998 of approximately $103.1 million to complete the Acquisitions, $17.0 million to pay down the Company's bank revolving credit facility, and $2.4 million to purchase capital equipment were financed by $120.5 million of net proceeds from the Notes, $1.4 million from the sale of property, and $2.3 million of cash provided by operations.

Effective January 15, 1998 the Company's revolving credit facility was amended and restated to become the Senior Credit Facility and was increased to provide total revolving credit availability of $50.0 million concurrent with completion of the issuance of the Notes on March 4, 1998. Availability of funds under the Senior Credit Facility is subject to satisfaction of certain financial ratios and other conditions. At April 30, 1998 the Company had no borrowings outstanding under its Senior Credit Facility. The Senior Credit Facility covenant related to the ratio of funded debt to earnings before interest, taxes, depreciation and amortization would have limited the borrowing availability to $41.3 at April 30, 1998. The Senior Credit Facility is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc.'s real estate. The current expiration of the Senior Credit Facility is February 28, 2001.

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

The Company believes that, through a combination of cash flow from operations and available credit under the Senior Credit Facility it will have adequate cash available to service debt obligations, continue capital improvements and maintain adequate working capital.

The Company paid a quarterly dividend of $.05 per share of common stock during the first quarter of fiscal 1998 and during the first and second quarters of 1997. The terms of the Notes required the suspension of cash dividends, and as result no dividends were declared or paid during the second quarter of 1998. Total dividends paid during the first six months of 1998 and 1997 were $246,000 and $471,000, respectively.

OTHER FINANCIAL DATA/INFORMATION

On a pro-forma basis as if Newcor had completed the Acquisitions at November 1, 1996, Newcor's sales, operating income, interest expense, depreciation, amortization, and capital expenditures for the quarter and twelve months ended April 30, 1998 would have been as follows:

                                                                             Period Ended April 30, 1998
                                                                         Three Months              Twelve Months
                                                                         ------------              -------------
Sales                                                                      $64,312                    $245,085
Operating income                                                             5,287                      18,057
Interest expense                                                             3,851                      14,225
Depreciation                                                                 1,669                       6,478
Amortization                                                                 1,134                       4,560
Capital expenditures                                                           794                       8,071


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

CAUTIONARY STATEMENTS UNDER THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and, in particular, the information in the second paragraph under "Overview" concerning the expected impact of the Acquisitions, the last paragraph under "Results of Operations" concerning the Company's performance for the remainder of fiscal 1998 and the paragraph concerning year 2000 conversion constitute "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. A number of factors could cause actual results to differ materially from those included in or suggested by such forward-looking statements, including without limitation: the cyclical nature of the industries served by the Company, all of which have encountered significant downturns in the past; the level of production by and demand from the Company's principal customers, upon which the Company is substantially dependent, including the three major domestic automobile manufacturers, American Axle, Inc., Deere & Company and Detroit Diesel, Inc.; whether, when and to what extent expected orders materialize; whether the Company will be able to successfully integrate the Acquisitions into the Company's pre-existing operations and operate them profitability; whether the Company's recent initiatives to improve upon the recent labor turnover experienced in its Rubber and Plastic segment will be successful and cost-effective; the duration of the start-up phase of MT&G's new program and the extent to which it is successful; the impact on the Company of actions by its competitors, some of which are significantly larger and have greater financial and other resources than the Company; developments with respect to contingencies, including environmental matters, litigation and retained liabilities from businesses previously sold by the Company; and the extent to which the Company's new ERP computer system performs as anticipated and the accuracy of the information supplied by the Company's suppliers and customers concerning their year 2000 readiness. All forward-looking statements in the "Management's Discussion and Analysis of Financial

Condition and Results of Operations" section are qualified by such factors. The Company disclaims any obligation to update any such forward-looking statements.

                                  NEWCOR, INC.
                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.
         The Company issued the Notes on March 4, 1998. Restrictions in the indenture under which the Notes were issued required the Company to suspend payment of cash dividends on its common stock.

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

              The following directors' term of office continue until the 1999 Annual Meeting of Shareholders:
                Jerry D. Campbell
                William A. Lawson

              The following directors' term of office continue until the 2000 Annual Meeting of Shareholders:
                Jack R. Lousma
                Richard A. Smith
                Kurt O. Tech

         (c) The following lists the matters voted on at the Annual Meeting of Shareholders along with the results of the vote:

              Election of Shirley E. Gofrank and W. John Weinhardt to serve on the Board of Directors until the year 2001 Annual Meeting of Shareholders or until their respective successor shall be elected and qualified:

                                                                Gofrank                   Weinhardt
                                                                -------                   ---------
              Votes cast for                                  4,138,739                   4,135,600
              Votes against or withheld                          26,205                      29,344
              Abstentions and broker non-votes                  777,090                     777,090

         (d) No settlements were needed to be reached to terminate any solicitation.

Item 6.  Exhibits and Reports on Form 8-K:
         (a) Exhibits

              Exhibit 4 (a) - Indenture dated as of March 4, 1998 between the Company, the subsidiary guarantors (as defined therein), and First Trust National Association as trustee, relating to the Notes (including forms of Notes) (incorporated herein by reference from Exhibit 4 (a) to Form 8-K filed on March 13, 1998).

              Exhibit 4 (b) - A/B Exchange Registration Rights Agreement dated as of March 4, 1998 between the Company, the subsidiary guarantors (as defined therein) , and the initial purchasers of the Notes (incorporated herein by reference from Exhibit 4(b) to Form 8-K filed on March 13, 1998).

              Exhibit 4 (c) - First Amendment to Third Amended and Restated Revolving Credit Agreement between Newcor, Inc. and Comerica Bank dated February 12, 1998. (incorporated herein by reference from Exhibit 4 (m) to Form 10-Q for quarter ended January 31, 1998).

              Exhibit 10 (a) - Employment Agreement with Keith Hale dated March 4, 1998 (incorporated herein by reference from Exhibit 10.(d) to Form 8-K filed on March 13, 1998).

              Exhibit 10 (b). - Purchase Agreement dated February 27, 1998 among the Company, the subsidiary guarantors (as defined therein), and the initial purchasers of the Notes incorporated herein by reference from Exhibit 1 to Form 8-K filed on March 13, 1998.

              Exhibit 10 (c) - Employment Agreement with Keith Hale, dated March 4, 1998 (incorporated herein by reference from Exhibit 4 (i) to Form 10-Q for quarter ended January 31, 1998) (contract or compensatory plan or arrangement with executive officer).

              Exhibit 27 - Financial Data Schedule (EDGAR version only)

         (b)   Reports on Form 8-K
              1. On March 6, 1998, the Company filed a Form 8-K/A including the required financial information for MT&G and the pro forma effect of the acquisition.
              2. On March 13, 1998, the Company filed a Form 8-K announcing the acquisition of 100% of the common stock of Deco, the acquisition of 100% of the common stock of Turn-Matic and the private placement of the Notes. The required financial information for Deco and Turn-Matic was included with this filing, as well as the pro forma effect of MT&G, Deco and Turn-Matic acquisitions and the Notes on the Company.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    NEWCOR, INC.
                                                    ----------------------------
                                                      Registrant

         Date:  June 15, 1998                       /s/ John Garber
                -------------------------           ----------------------------
                                                      John Garber
                                                      Vice President-Finance
                                                      Principal Financial and
                                                        Accounting Officer