Form 10-Q
period 1998-07-31
NEWCOR INC
filed 1998-09-14
CIK 71745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 10, 1998, the Registrant has 4,942,034 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  NEWCOR, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)



                                                       Three Months Ended                    Nine Months Ended
                                                     ----------------------           -----------------------------
                                                     7/31/98        7/31/97             7/31/98             7/31/97
                                                     -------        -------            --------             -------
Sales                                                $57,963        $32,385            $143,466             $94,949
Cost of sales                                         48,018         26,920             119,498              77,615
                                                     -------        -------            --------             -------
Gross margin                                           9,945          5,465              23,968              17,334
SG&A expenses                                          5,545          3,720              15,306              11,156
Amortization expense                                   1,134            226               2,370                 639
Nonrecurring gain                                        -           (1,008)               (362)               (297)
                                                     -------        -------            --------             -------
Operating income                                       3,266          2,527               6,654               5,836
Other income (expense):
 Interest expense                                     (3,538)          (553)             (7,201)             (1,539)
 Other expense, net                                     (105)          (194)               (226)               (208)
                                                     -------        -------            --------             -------
Income (loss) before income taxes                       (377)         1,780                (773)              4,089
Income tax expense (benefit)                            (145)           558                (261)              1,419
                                                     -------        -------            --------             -------
Net income (loss)                                    $  (232)       $ 1,222            $   (512)            $ 2,670
                                                     =======        =======            ========             =======

Amounts per share of common stock:
 Net income (loss) - Basic and Diluted (1)           $ (0.05)       $  0.25            $  (0.10)            $  0.54
 Dividends                                           $     -        $  0.05            $   0.05             $  0.14


Weighted average common shares outstanding (1)         4,942          4,942               4,942               4,937



(1) Per share amounts and shares outstanding have been adjusted to reflect the 5% stock dividend distributed during fiscal 1997.


                 The accompanying notes are an integral part of the condensed consolidated financial statements




---------------------------------

                                  NEWCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                                 7/31/98                   10/31/97
                                                                                --------                   --------
                                                       ASSETS
Current assets:
 Cash and cash equivalents                                                      $  6,110                   $     34
 Accounts receivable                                                              27,636                     22,523
 Inventories                                                                      15,746                      8,084
 Other current assets                                                             13,014                      8,672
                                                                                --------                   --------
Total current assets                                                              62,506                     39,313

Property, plant and equipment, net of
 accumulated depreciation of $17,913
 at 7/31/98 and $14,544 at 10/31/97                                               51,443                     28,119
Cost in excess of assigned value of acquired companies, net                       85,699                     16,080
Other long-term assets                                                             9,597                      7,371
                                                                                --------                   --------
Total assets                                                                    $209,245                   $ 90,883
                                                                                ========                   ========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                              $  2,000                        833
 Accounts payable                                                                 19,914                     14,874
 Other accrued liabilities                                                        10,920                      5,668
                                                                                --------                   --------
Total current liabilities                                                         32,834                     21,375

Long-term debt                                                                   138,767                     32,267
Postretirement benefits and other                                                 10,987                      9,826
                                                                                --------                   --------
Total liabilities                                                                182,588                     63,468

Shareholders' equity:
 Common stock                                                                      4,942                      4,942
 Capital in excess of par                                                          2,258                      2,258
 Unfunded pension liability                                                          (99)                       (99)
 Retained earnings                                                                19,556                     20,314
                                                                                --------                   --------
Total shareholders' equity                                                        26,657                     27,415
                                                                                --------                   --------

Total liabilities and shareholders' equity                                      $209,245                   $ 90,883
                                                                                ========                   ========



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                            Nine months Ended
                                                                                          ---------------------
                                                                                  7/31/98                    7/31/97
                                                                                ---------                   --------
Operating Activities:
 Net income (loss)                                                              $    (512)                  $  2,670
 Depreciation and amortization                                                      6,373                      3,153
 Gain on sale of capital assets                                                      (362)                      (711)
 Other                                                                               (652)                       226
 Changes in operating assets
 and liabilities, net                                                               2,489                       (620)
                                                                                ---------                   --------
Net cash provided by operations                                                     7,336                      4,718
                                                                                ---------                   --------

Investing Activities:
 Capital expenditures                                                              (3,732)                    (2,050)
 Acquisitions, net of cash acquired                                              (101,816)                   (12,081)
 Proceeds from sale of business                                                       -                        1,500
 Proceeds from sale of fixed assets                                                 1,367                      2,301
                                                                                ---------                   --------
Net cash used by investing activities                                            (104,181)                   (10,330)
                                                                                ---------                   --------

Financing Activities:
 Net borrowings (repayments) on revolving credit line                             (17,000)                     6,300
 Repayment of term loan                                                              (333)                         -
 Proceeds from issuance of subordinated notes                                     125,000                          -
 Subordinated notes issuance costs                                                 (4,500)                         -
 Cash dividends                                                                      (246)                      (705)
 Shares issued under stock option plans                                                 -                         82
                                                                                ---------                   --------
Net cash from financing activities                                                102,921                      5,677
                                                                                ---------                   --------

Increase in cash and cash equivalents                                               6,076                         65
Cash and cash equivalents, beginning of period                                         34                         34
                                                                                ---------                   --------
Cash and cash equivalents, end of period                                        $   6,110                   $     99
                                                                                =========                   ========



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997. Certain amounts from the prior period have been reclassified to conform with the current period presentation.

 Note B. On December 23, 1997, the Company purchased the assets and business of Machine Tool & Gear, Inc. (MT&G) for $27.25 million plus the assumption of approximately $5.8 million of debt, which was subsequently retired. MT&G manufactures differential pinion and side gears, output shafts and rear axle shafts for the automotive industry. For these assets, the Company paid cash of $2.5 million in October 1997 and an additional $3.1 million in December 1997. A promissory note for $21.65 million, paying interest at 8%, was issued for the balance of the purchase price and was subsequently paid off on March 11, 1998 using the proceeds from the Company's private placement of $125 million of 9.875% Senior Subordinated Notes, which were subsequently exchanged for a substantially identical series of notes issued under the same indenture and registered under the Securities Act of 1933 (either series, the Notes) as described in Note C. The acquisition was recorded using the purchase method of accounting. The cost in excess of net assets acquired of approximately $24 million is being amortized on a straight-line basis over twenty years.

                  On March 4, 1998, the Company purchased the common stock of Grand Machining Company, Deco Technologies, Inc. and Deco International, Inc. (collectively, Deco) for $54.9 million in cash. Deco manufactures high volume, precision machined components and assemblies for the medium and heavy duty truck and automotive industries. Deco's products include rocker arm components and assemblies, transmission shafts, axle shafts and thrust plates. The Company made a $5.0 million deposit to the Deco shareholders in December 1997. The balance of the purchase price was paid in March 1998, with the proceeds from the Notes as described in Note C. The acquisition was recorded using the purchase method of accounting. The cost in excess of net assets acquired of approximately $40 million is being amortized on a straight-line basis over twenty years.

                  On March 4, 1998, the Company purchased the stock of Turn-Matic, Inc. (Turn-Matic) for $17.0 million in cash. Contingent consideration of up to $3.5 million may be paid if profitability achieves certain levels over the next five years. Turn-Matic manufactures high volume precision machined components and assemblies for the automotive industry. Turn-Matic's products include oil filter adapters, main bearing caps and intake and exhaust manifolds. The purchase was financed with the proceeds from the Notes as described in Note C. The acquisition was recorded using the purchase method of accounting. The cost in excess of net assets acquired of approximately $9 million is being amortized on a straight-line basis over twenty years.

                  On January 10, 1997, the Company purchased for cash the common stock of Plastronics Plus, Inc. (Plastronics), a Wisconsin corporation. Plastronics primarily manufactures custom injection-molded components for the automotive industry. The purchase price was approximately $8 million in cash plus the assumption of approximately $4.1 million of Plastronics debt, which was subsequently retired. The purchase was financed through the Company's existing line of credit facility. The acquisition was recorded using the purchase method of accounting. The cost in excess of net assets acquired of approximately $4 million is being amortized on a straight-line basis over twenty years.

                  The 1998 and 1997 unaudited pro-forma results of operations as if the acquisitions of Machine Tool & Gear, Deco and Turn-Matic had been acquired at the beginning of fiscal 1997 would have been as follows:


                                                                                Nine months Ended
                                                                                -----------------
                                                                       7/31/98                   7/31/97
                                                                     ---------                 ----------
                  Sales                                               $178,900                   $180,300
                                                                      ========                   ========
                  Net income (loss)                                   $   (500)                  $  3,800
                                                                      ========                   ========
                  Per share - Basic and Diluted                       $  (0.10)                  $    .77
                                                                      ========                   ========



                  These pro-forma results do not purport to be indicative of the results that would actually have occurred had the acquisitions been made at the beginning of fiscal 1997 or which may occur in the future.

 Note C. The Company completed the private placement of the Notes on March 4, 1998 as described in Note B. Interest on the Notes will be payable semi-annually on March 1 and September 1 of each year, commencing September 1, 1998. The Notes will mature on March 1, 2008. The Notes are unsecured and will be redeemable, in whole or in part, at the option of the Company, on or after March 1, 2003. Proceeds from the Notes were used to finance the Deco and Turn-Matic acquisitions, pay off the note issued in connection with the MT&G acquisition and pay down the Company's line of credit facility.

                  In conjunction with the Notes offering, the Company's revolving credit agreement was amended to allow the Company to increase total availability to $50.0 million. The revolving credit agreement is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc. real estate. The expiration date for the revolving credit agreement is February 28, 2001.

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



                                                                7/31/98                   10/31/97
                                                               ---------                  --------
                  Current assets                               $  25,600                  $11,400
                                                               =========                  =======
                  Total assets                                 $ 107,000                  $30,800
                                                               =========                  =======
                  Current liabilities                          $  13,700                  $ 6,200
                                                               =========                  =======
                  Long-term debt                               $   6,100                  $ 6,100
                                                               =========                  =======

                                                                           Nine months Ended
                                                                           -----------------

                                                               7/31/98                    7/31/97
                                                               -------                    -------
                  Sales                                        $61,100                    $20,800
                                                               =======                    =======
                  Operating income                             $ 7,200                    $ 2,000
                                                               =======                    =======


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

Note E.           The Company sold the land and building of Newcor Machine
                  Tool during the second quarter of 1998 for approximately $1.3 million, net of selling expenses. The gain associated with this sale was approximately $362,000.

Note F.           Inventories are summarized as follows:


                                                                                  7/31/98          10/31/97
                                                                                  -------          --------
                  Cost and estimated earnings of uncompleted
                   contracts in excess of related billings of $578
                   at 7/31/98 and $1,066 at 10/31/97                              $ 4,163           $2,379
                  Raw materials                                                     2,684            3,752
                  Work in process and finished goods                                8,899            1,953
                                                                                  -------           ------
                                                                                  $15,746           $8,084
                                                                                  =======           ======


                  Costs and estimated earnings of uncompleted contracts in excess of related billings represents revenue recognized under the percentage of completion method in excess of amounts billed.

Note G. In addition to the quarterly cash dividend of $.05 per share of common stock, a 5% stock dividend was approved by the Board of Directors in the third quarter of 1997. The dividend was distributed during the fourth quarter of 1997 to shareholders' of record at the close of business on August 14, 1997. The effect of the stock dividend has been reflected in these condensed consolidated financial statements. As mentioned in Note C, the Company has suspended future cash dividend payments.

Note H. The Company has been notified by one of its largest customers that the customer has settled a patent infringement lawsuit involving certain processes/methods used on manufacturing equipment supplied by numerous vendors including one of the Company's former divisions within the Special Machines segment. The Company retained responsibility for this matter when it sold the related business. Certain component suppliers of the Company have been notified of their potential responsibility to the Company in connection with this action. The Company does not possess sufficient information to determine the extent of obligation, if any, related to this claim, or the extent to which any such obligation could be offset or mitigated by claims against suppliers.

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

RESULTS OF OPERATIONS

The following tables summarize the principal factors causing the Company's change in sales by segment, including the effect of acquisitions and change in sales from existing operations, for the third quarter of 1998 and nine months ended July 31, 1998 compared with the same periods one year ago.




                                                 Precision
                                                 Machined          Rubber and       Special
(In thousands)                                   Products            Plastic        Machines        Total
                                                 ---------         ----------       --------        -----
Third quarter 1997 sales                         $15,133           $11,969          $ 5,283         $ 32,385
   Acquisitions                                   28,223              -                   -           28,223
   Change from existing business                  (1,092)           (1,621)              68           (2,645)
                                                 -------           -------          -------         --------
Third quarter 1998 sales                         $42,264           $10,348          $ 5,351         $ 57,963
                                                 =======           =======          =======         ========

Nine months ended 1997 sales                     $44,563           $35,513          $14,873         $ 94,949
   Acquisitions                                   53,358             2,553                -           55,911
   Change from existing business                  (2,887)           (2,001)          (2,506)         ( 7,394)
                                                 -------           -------          -------         --------
Nine months ended 1998 sales                     $95,034           $36,065          $12,367         $143,466
                                                 =======           =======          =======         ========



Consolidated sales were $58.0 million for the third quarter of 1998, an increase of $25.6 million, or 79.0%, compared with sales of $32.4 million for the third quarter of 1997. Sales for the Precision Machined Products segment increased $27.1 million, or 179.3%, to $42.3 million, sales for the Rubber and Plastic segment decreased $1.6 million, or 13.5%, to $10.3 million, while sales for the Special Machines segment increased $.1 million, or 1.3%, to $5.4 million. The increase in sales for the Precision Machined Products segment was due to sales from the recent acquisitions; MT&G, Deco and Turn-Matic, referred to collectively as the "Acquisitions" which were partially offset by reduced sales at existing operations caused by lower customer orders compared with the same period one year ago. The Rubber and Plastic sales decline was primarily due to the effect of the General Motors strike during the third quarter of 1998. The Special Machines segment sales for the third quarter of 1997 were comparable to the third quarter of 1998.

Consolidated sales for the nine month period ended July 31, 1998 increased by $48.5 million to $143.5 million compared with sales of $94.9 million for the same period of 1997. The sales increase was primarily due to the Acquisitions as well as the Company's Rubber and Plastic segment acquisition of Plastronics that occurred in January 1997. This was partially offset by the effect of the General Motors strike, reduced shipment of certain products due to customer schedule reductions, and lower Special Machines segment sales due to the slow rate of new orders booked since the third quarter of fiscal 1997.

Consolidated gross margin was $9.9 million, or 17.2% of sales, for the third quarter of 1998 compared with $5.5 million, or 16.9% of sales, for the third quarter of 1997. The gross margin increase of $4.4 million was due to $6.1 million of incremental gross margin from the Acquisitions, which was partially offset by lower gross margin from the Company's Rubber and Plastic and Special Machines segments compared with the third quarter of 1997. Rubber and Plastic segment gross margin was down due to lower sales associated with the General Motors strike. Special Machines segment gross margin was down due primarily to the stage of contracts-in-progress within its business mix.

Consolidated gross margin for the nine month period ended July 31, 1998 was $24.0 million or 16.7% of sales compared with $17.3 million or 18.3% of sales for the same period one year ago. Factors that affected the nine month period ended July 31, 1998 in addition to those which affected the third quarter of 1998 included: (i) high hourly labor turnover which particularly affected Rubber and Plastic segment production efficiency during the first quarter of 1998, (ii) the Special Machines segment's low level of sales during the first half of fiscal 1998, (iii) a vehicle assembly line changeover at a customer which resulted in a temporary loss of gross margin, and (iv) pricing issues on certain coated metal parts produced by the Rubber and Plastic segment. Hourly labor turnover remained relatively high due to full employment, but actions taken to mitigate turnover have resulted in significant improvement since the first quarter of fiscal 1998. Although the Special Machines segment rate of new orders did improve during the third quarter of fiscal 1998, Special Machines segment sales and gross margin will not benefit from this business until the first half of fiscal 1999 due to the relatively long lead time required to complete the orders. The customer assembly line changeover was completed, and gross margin was near normal levels during the second quarter of 1998. Pricing issues on certain coated metal parts which reduced gross margin during the first quarter were resolved during the second quarter of 1998.

Selling, general and administrative expenses (SG&A) increased to $15.3 million, or 10.7% of sales, for the nine month period ended July 31, 1998 from $11.2 million, or 11.7% of sales, for the nine month period ended July 31, 1997. The increase in SG&A was due to the following factors: SG&A of approximately $4.0 million associated with the Acquisitions as well as the acquisition of Plastronics in January 1997 and ongoing expenditures to complete the implementation of a company-wide information system which were partially offset by lower employee related costs.

Amortization expense increased to $1.1 million in the third quarter of 1998 from $0.2 million in the third quarter of 1997 due to the Acquisitions. The nine month period increase from $0.6 million in 1997 to $2.4 million in 1998 was also due to the Acquisitions.



Operating income (loss) by segment was as follows (in thousands):

                                                 Three Months Ended                      Nine months Ended
                                             --------------------------               -----------------------
                                              7/31/98           7/31/97               7/31/98          7/31/97
                                             --------          --------              --------          -------

Precision Machined Products                  $  4,743          $  1,476              $ 10,491          $ 4,622
Rubber and Plastic                                 23               543                   835            2,819
Special Machines                                  (15)              455                  (454)           1,155
Corporate                                        (351)             (729)               (2,210)          (2,418)
Amortization expense                           (1,134)             (226)               (2,370)            (639)
Nonrecurring gain                                 -               1,008                   362              297
                                             --------          --------              --------         --------
 Total operating income                      $  3,266          $  2,527              $  6,654          $ 5,836
                                             ========          ========              ========          =======


Consolidated operating income for the third quarter of 1998 was $3.3 million, or 5.6% of sales, compared with $2.5 million, or 7.8% of sales, for the third quarter of 1997. Consolidated operating income for the nine month period ended July 31, 1998 was $6.7 million, or 4.6% of sales, compared with $5.8 million, or 6.1% of sales, for the nine month period ended July 31, 1997. The decline in operating income for the third quarter of fiscal 1998 compared with the same period one year ago was due primarily to the lower sales and related loss of gross margin and fixed overhead absorption caused by the General Motors strike. The decline in operating income as a percent of sales for the nine month period ended July 31, 1998 compared with the same period one year ago was due principally to the strike as well as several reasons that occurred during the first quarter of fiscal 1998 including: (i) lower than anticipated sales by the Special Machines segment due to the slow rate of new orders; (ii) lower than anticipated sales by the Precision Machined Products segment due to a vehicle assembly line changeover at a customer; and (iii) operational inefficiencies within the Rubber and Plastic segment that were mainly the result of high labor turnover caused by full employment in the local economies.

Operating income for the Precision Machined Products segment increased $3.2 million to $4.7 million in the third quarter of 1998 from $1.5 million in the third quarter of 1997. Operating margin increased to 11.2% of segment sales in the third quarter of 1998 from 9.8% of segment sales in the third quarter of 1997. The increase in operating income was primarily due to the Acquisitions. Operating income and operating margins at existing divisions within this segment were down when compared with 1997 primarily due to the effect of lower sales caused by customer schedule reductions in particular for the Company's agricultural industry machined components.

Operating income for the Rubber and Plastic segment decreased $0.5 million to zero in the third quarter of 1998 from operating income of $0.5 million in the third quarter of 1997. Operating margin decreased to 0.2% of segment sales in the third quarter of 1998 from 4.5% of segment sales in the third quarter of 1997. The decrease in operating income was primarily due to the loss of gross margin associated with the General Motors strike. Operational inefficiencies during the first half of fiscal 1998 that were mainly the result of high labor turnover caused by full employment in local economies continued to improve during the third quarter of fiscal 1998.

Operating income for the Special Machines segment decreased $0.5 million to zero in the third quarter of 1998 from income of $0.5 million in the third quarter of 1997. Operating margin decreased to (0.3%) of segment sales in the third quarter of 1998 from 8.6% in the third quarter of 1997. The decrease in operating income and operating margin was primarily due to the stage of contracts-in-progress within the segment. Nine month results compared with one year ago were down primarily due to the impact of lower sales, down $2.5 million, or 16.8%.

The second quarter of 1998 included a nonrecurring gain of $0.4 million related to the sale of the land and building where the Company's Machine Tool division was located prior to its being sold in October 1996. The third quarter of fiscal 1997 included a $1.0 million nonrecurring gain from the sale of capital assets which for the nine month period ended July 31, 1997 was partially offset by a $0.7 million nonrecurring loss related to the Company's Eonic division recorded in March 1997.

Interest expense increased $3.0 million to $3.5 million in the third quarter of fiscal 1998 from $0.5 million in the third quarter of 1997. The increase in interest expense was due to additional debt related to the issuance of the Notes which was incurred to finance the Acquisitions.

The Company's Acquisitions are generally meeting management's expectations related to operating performance with one exception. Machine Tool & Gear's start-up with respect to a significant new program launch has gone well, but a customer initiated slow down in the program's ramp-up is expected to delay full production until the first calendar quarter of 1999 compared with the customer's initial plan to achieve full production during the third quarter of fiscal 1998. The Company's near term outlook will also be negatively impacted by a sharp reduction in demand for agricultural industry, machined components due to significant schedule reductions by an important customer. Incoming orders for the Company's Special Machines segment have begun to improve, but due to the lead time involved in engineering and assembling these orders, sales for this segment are expected to remain below the fourth quarter of fiscal 1997. Demand for the Company's automotive and medium and heavy duty truck industry components and assemblies remains strong.

LIQUIDITY AND CAPITAL RESOURCES

Cash outflows during the first nine months of 1998 were primarily used to complete the Acquisitions of approximately $101.8 million, $17.3 million to pay down the Company's bank revolving credit facility and term loan, and $3.7 million to purchase capital equipment were financed by $120.5 million of net proceeds from the Notes, $1.4 million from the sale of property, and $7.3 million of cash provided by operations.

Effective January 15, 1998 the Company's revolving credit facility was amended and restated to become the Senior Credit Facility and was increased to provide total revolving credit availability of $50.0 million concurrent with completion of the issuance of the Notes on March 4, 1998. Availability of funds under the Senior Credit Facility is subject to satisfaction of certain financial ratios and other conditions. At July 31, 1998 the Company had no borrowings outstanding under its Senior Credit Facility. The Senior Credit Facility covenant related to the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization would have limited the borrowing availability to $25.6 million at July 31, 1998. The Senior Credit Facility is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc.'s real estate. The current expiration of the Senior Credit Facility is February 28, 2001.

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

The Company paid a quarterly dividend of $.05 per share of common stock during the first quarter of fiscal 1998 and during the first and second quarters of 1997. The terms of the Notes required the suspension of cash dividends, and as result no dividends were declared or paid during the second and third quarters of 1998. Total dividends paid during the first nine months of 1998 and 1997 were $246,000 and $471,000, respectively.

OTHER FINANCIAL DATA/INFORMATION

On a pro-forma basis as if Newcor had completed the Acquisitions at November 1, 1996, Newcor's sales, operating income, interest expense, depreciation, amortization, and capital expenditures for the three and twelve months ended July 31, 1998 would have been as follows:

                                       Period Ended July 31, 1998
                               Three Months                 Twelve Months
                               ------------                 -------------
Sales                             $58,000                    $241,100
Operating income                    3,300                      15,200
Interest expense                    3,500                      14,300
Depreciation                        1,600                       6,500
Amortization                        1,100                       4,600
Capital expenditures                1,300                       7,500

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

CAUTIONARY STATEMENTS UNDER THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and, in particular, the information in the second paragraph under "Overview" concerning the expected impact of the Acquisitions, the last paragraph under "Results of Operations" concerning the Company's performance for the remainder of fiscal 1998 and the paragraph concerning year 2000 conversion constitute "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. A number of factors could cause actual results to differ materially from those included in or suggested by such forward-looking statements, including without limitation: the cyclical nature of the industries served by the Company, all of which have encountered significant downturns in the past; the level of production by and demand from the Company's principal customers, upon which the Company is substantially dependent, including the three major domestic automobile manufacturers, American Axle, Inc., Deere & Company and Detroit Diesel, Inc.; whether, when and to what extent expected orders materialize; whether the Company will be able to successfully integrate the Acquisitions into the Company's pre-existing operations and operate them profitability; whether the Company's recent initiatives to improve upon the recent labor turnover experienced in its Rubber and Plastic segment will continue to be successful and cost-effective; the duration of the ramp-up phase to full production of MT&G's new program and the extent to which it is successful; the impact on the Company of actions by its competitors, some of which are significantly larger and have greater financial and other resources than the Company; developments with respect to contingencies, including environmental matters, litigation and retained liabilities from businesses previously sold by the Company; and the extent to which the Company's new ERP computer system performs as anticipated and the accuracy of the information supplied by the Company's suppliers and customers concerning their year 2000 readiness. All forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section are qualified by such factors. The Company disclaims any obligation to update any such forward-looking statements.

                                  NEWCOR, INC.
                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:
         (a)   Exhibits

              Exhibit 4 - Form of 9 7/8% Series B Senior Subordinated Notes due 2008 (incorporated herein by reference from Exhibit 4.1.3 to Registration Statement on Form S-4 filed on April 30, 1998 (Reg. No. 333-51415)).

              Exhibit 10 - Form of Exchange Agent Agreement dated as of June 10, 1998 between the Company and U.S. Bank Trust National Association (incorporated herein by reference from Exhibit 99.3 to Amendment No. 1 to Registration Statement on Form S-4 filed on June 10, 1998 (Reg. No. 333-51415)).

              Exhibit 27 - Financial Data Schedule (EDGAR version only)

         (b)   Reports on Form 8-K
               None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   NEWCOR, INC.
                                                   ----------------------------
                                                    Registrant

   Date:  September 14, 1998                       /s/ John Garber
          ----------------------                   ----------------------------
                                                    John Garber
                                                    Vice President-Finance
                                                    Principal Financial and
                                                    Accounting Officer

                                 EXHIBIT INDEX
                                 -------------




EX-27          FINANCIAL DATA SCHEDULE