Form 10-K405
period 1998-10-31
NEWCOR INC
filed 1999-01-28
CIK 71745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1998   Commission File number 1-5985
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. (X)

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $18,720,000 as of January 15, 1999.

The number of shares of common stock, $1 par value, outstanding as of January 15, 1999 was 4,942,034.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Newcor, Inc. Annual Report to
  Shareholders for the year ended October 31, 1998   Part I, II and IV
Portions of the Newcor, Inc. 1999 Proxy Statement    Part III

                                     Part I

Item 1.  Business


GENERAL DESCRIPTION OF BUSINESS:

Newcor, Inc., a Delaware corporation with its executive offices located in Bloomfield Hills, Michigan, (together with its wholly owned subsidiaries referred to as the "Company" or "Newcor") was organized in 1969 to succeed a Michigan corporation organized in 1933. The Company is organized into three operating segments: Precision Machined Products, Rubber and Plastic and Special Machines. The Precision Machined Products segment produces transmission, powertrain and engine components and assemblies primarily for the automotive, medium and heavy duty truck, and agricultural vehicle industries. The Rubber and Plastic segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry. The Special Machines segment designs and manufactures welding, assembly, forming, heat treating and testing machinery and equipment for the automotive, appliance and other industries.

The Company purchased the business and substantially all of the assets of Machine Tool & Gear, Inc. ("MT&G") in December 1997. MT&G manufactures differential pinion and side gears, output shafts and rear axle shafts for the automotive industry. The Company also purchased the common stock of the three related companies known as The Deco Group ("Deco") and Turn-Matic, Inc. ("Turn-Matic") in March 1998, subsequent to the issuance of $125 million 9.875% Senior Subordinated Notes due 2008 (the "Notes"). Deco manufactures high-volume, precision machined engine and powertrain components and assemblies for the medium and heavy truck and automotive industries, while Turn-Matic manufactures high-volume, precision machined engine components and assemblies for the automotive industry.

The MT&G, Deco and Turn-Matic acquisitions and the issuance of the Notes have substantially increased in the size of the Company and changed the character and scope of its business. In addition, these transactions substantially increased the Company's leverage, interest expense and cash requirements for debt service in 1998 and future years as compared to 1997 and prior years. The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness or to fund planned capital expenditures will depend on its future performance, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

During 1997, the Company purchased the common stock of Plastronics Plus, Inc. ("Plastronics"), which primarily manufactures custom plastic injection-molded components for the automotive industry. The Plastronics acquisition followed three acquisitions in the Rubber and Plastic segment during fiscal 1996.

During May 1996, the Company completed the sale of the business and certain assets of its Wilson Automation division ("Wilson"). Prior to the divestiture, Wilson had been the Company's largest division based on revenue. The disposition of Wilson was accounted for as a discontinued operation, and, accordingly, the results of operations of Wilson have been reclassified to discontinued operations from continuing operations for all years presented in the Company's consolidated statements of income and notes thereto incorporated in this report. The Company sold the business and substantially all assets of its Newcor Machine Tool division, which operated in the Special Machines segment, in October 1996. The Company sold the business and substantially all assets of its Eonic division, which operated in the Precision Machined Products segment, in March 1997.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS:

Financial information about operating segments is presented in Note 13 (Segment Reporting) of the Notes to Consolidated Financial Statements in Newcor's 1998 Annual Report to Shareholders. This information is hereby incorporated by reference. This segment information is supplemented by the additional financial information included under "Narrative Description of Business" below.

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

Across all segments, sales in 1998 to Detroit Diesel Company, Deere & Company, Ford Motor Company and American Axle & Manufacturing were approximately 19%, 17%, 13% and 11%, respectively, of consolidated sales. Although the Company presently has ongoing supply relationships with each of these customers, there can be no assurance that sales to these customers will continue at the same levels or at all. Each of these customers has, and regularly exercises, substantial negotiating leverage over its suppliers, including the Company, and continuation of these relationships is dependent upon the customers' satisfaction with the price, quality and delivery of the Company's products and the Company's engineering capabilities and customer services. While management believes its relationships with its customers are mutually satisfactory, if any of these customers were to reduce substantially or discontinue its purchases from the Company, the financial condition and results of operations of the Company could be materially adversely affected. From time to time, suppliers to these large customers, including the Company, enter into agreements mandating periodic price reductions, which thereby effectively require such suppliers to improve their efficiency and reduce costs in order to maintain profit margins, and the Company is presently a party to several such contracts.

Precision Machined Products Segment:

During 1998, the Precision Machined Products segment accounted for 67% of consolidated total revenue. This segment consists of two divisions and five subsidiaries at October 31, 1998: Blackhawk Engineering, MT&G, Grand Machining Company, Deco Technologies, Inc., Deco International, Inc., Turn-Matic, Inc. and Rochester Gear, Inc.

Blackhawk's principal line of business is machining large gray iron, nodular iron and steel foundry castings. Rochester Gear produces high-quality shafts, axles, transmission parts and other machined components. MT&G manufactures differential pinion and side gears, output shafts and rear axle shafts. Deco produces high-volume precision machined engine and powertrain components and assemblies. Turn-Matic manufactures high-volume, precision machined engine components and assemblies.

In 1998, approximately 73% of the Precision Machined Products segment revenue came from sales to the automotive market (OEM's and Tier 1 suppliers). The remaining revenue was from sales to agricultural equipment manufacturers, primarily Deere & Company.

Both divisions and subsidiaries in the Precision Machined Products segment have several competitors, primarily domestic. Orders are almost exclusively obtained through competitive bidding, based on quality, engineering capabilities, delivery and price. Each division and subsidiary has established itself as a reliable, high-quality, low-cost manufacturer in its marketplace.

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


Rubber and Plastic Segment:

During 1998, the Rubber and Plastic segment accounted for 24% of consolidated total revenue. This segment consisted of four divisions and one subsidiary at October 31, 1998: Deckerville, Auburn Hills, Walkerton, Livonia and Plastronics Plus, Inc. In 1998, over 91% of the Rubber and Plastic segment revenue came from sales to the automotive market (OEM's and Tier 1 suppliers). The remaining revenue resulted from a wide variety of markets, including health care, agricultural, appliance and others.

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

Special Machines Segment:

During 1998, the Special Machines segment accounted for 9% of consolidated total revenue. This segment consists of one division: Newcor Bay City ("Bay City"). The Bay City division designs and assembles standard and special custom machines and systems to meet its customers' welding, assembly, forming, heat treating and testing process requirements. The Wilson Automation division and Newcor Machine Tool division, previous business units of this segment, were sold during 1996.

Approximately 33% of the Special Machines segment revenue came from sales to the automotive market (OEM's and Tier 1 suppliers) during 1998. The remaining revenue resulted from a variety of markets including appliance, consumer goods, aerospace and others.

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

The products of this segment are marketed primarily in the major industrial areas of the United States, Canada and Mexico by direct sales to its customers. The majority of the segment sales are generated by sales engineers, with some sales coming from independent manufacturers' representatives.

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

As of December 31, 1998, the Special Machines segment backlog was $9.6 million. Backlog at December 31, 1997 was $7.1 million. The backlog at December 31, 1998 is expected to be completed during fiscal 1999.

None of the segment's revenues resulted from government contracts.


Environmental Compliance:

Compliance by the Company with federal, state and local laws and regulations pertaining to the environment has not and is not anticipated to have any material effect upon the capital expenditures, earnings or operations of the

Company. However, the Company's operations are subject to various federal, state and local environment laws, ordinances and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes and the health and safety of employees ("Environmental Laws"). The nature of the Company's current and former operations and the history of industrial uses at some of its facilities expose the Company to the risk of liabilities or claims with respect to environmental and related worker health and safety matters. Compliance with Environmental Laws, stricter interpretations of or amendments to such laws or more vigorous enforcement policies by regulatory agencies may require material expenditures by the Company. In addition, under certain Environmental Laws a current or previous owner or operator of property may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under or in such property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred.

Employees:

At December 31, 1998, the Company had approximately 1,850 employees and 200 contract workers. Approximately 25% of the Company's employees and contract workers at December 31, 1998 were represented by the United Auto Workers and the United Steel Workers of America. Collective bargaining agreements with these unions will expire at various times in 1999, 2000, 2001 and 2002. In addition, most of the Company's customers employ workforces represented by the United Auto Workers and other unions, and many of these customers have experienced work stoppages at various times in the past. A dispute between the Company and its employees, or between any of its major customers and such customers' employees, could have a material adverse effect on the Company's financial condition and results of operations. The labor strike of General Motors Corporation workers represented by the United Auto Workers in June 1998 adversely impacted the profitability of the Precision Machined Products and Rubber and Plastic segments. In addition, sustained economic growth in the United States has resulted in lower unemployment and higher demand for labor in many locations, including certain locations in which the Company operates. Within the Rubber and Plastic segment, profitability has been adversely impacted by increased scrap, high training costs and productivity issues due to high hourly labor turnover caused by full employment in local economies. There can be no assurance that labor market conditions will not materially adversely affect one or more of the Company's businesses or continue to adversely affect the Rubber and Plastic business in the future.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND SALES:

The Company does not have any foreign operations and, therefore, does not segregate its revenue by geographic area. Export sales, principally to Mexico and Canada, represented less than 10% of consolidated revenue in 1998, 1997 and 1996.


FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS UNDER THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") sections, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "intend," "will," "expect," "anticipate," "plan," "management believes," "estimate," "continue" or "position" or the negatives of or other variations on those terms or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow are forward-looking statements. Readers are cautioned that reliance on any forward-looking statements involves risks and uncertainties and that, although the Company believes that the assumptions on which the forward-looking statements contained in this report are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based on those assumptions also could be incorrect, and actual results may differ materially from any results indicated or suggested by those forward-looking statements. The uncertainties in this regard include, but are not limited to, those discussed under "Cautionary Statements Under the 'Safe Harbor'

Provisions of the Private Securities Litigation Reform Act of 1995" in the MD&A incorporated in this report, "Environmental Compliance" in this section, Item 3 of this report and other cautionary statements contained throughout the "Business Section" of this report. All forward-looking statements are expressly qualified by the cautionary statements set forth therein. In light of these and other uncertainties, the inclusion of a forward-looking statement in this report should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

Item 2.  Properties


The Company conducts its business in company-owned facilities totaling approximately 506,000 square feet and leased facilities totaling approximately 351,000 square feet of office, engineering, manufacturing and warehouse space, respectively. All of these facilities are fully utilized and are suitable to meet the current capacity needs of the divisions. Leases expire at various times through 2002, and the Company generally has extension options.

Below is a summary of the existing facilities:

Location                         Square Footage      Type of Interest           Description of Use
--------                         --------------      ----------------           ------------------
Newcor:
Corporate Office
Bloomfield Hills, MI                   7,000         Leased                     Administrative Office

Precision Machined Products
Group:

Rochester Gear
Clifford, MI                          49,000         Owned                      Transmission and powertrain
                                                                                components

Blackhawk Engineering
Cedar Falls, IA                       54,000         Owned                      Tractor differential cases,
Waterloo, IA                          17,000         Leased                     transmission cases, steering arms
                                                                                and brake pedals
MT&G
Corunna, MI                          100,000         Owned                      Differential pinion and side gears,
Fenton, MI                            10,000         Owned                      output shafts and rear axle shafts

Deco
Troy, MI                              55,000         Leased                     Rocker arm components and
Royal Oak, MI                        110,000         Leased                     assemblies, transmission shafts,
                                                                                accessory drive assemblies and
                                                                                thrust and pressure plates

Turn-Matic
Clinton Township, MI                  93,000         Leased                     Engine oil filter adapters, main
                                                                                bearing caps and manifolds

Location                         Square Footage      Type of Interest           Description of Use
--------                         --------------      ----------------           ------------------
Rubber and Plastic Group:

Deckerville Division
Deckerville, MI                       89,000         Owned                      Gear shift boots, steering column
                                                                                seals, shift lever gap hiders and
                                                                                windshield wiper covers
Livonia Division
Livonia, MI                           30,000         Leased                     Coated metal parts

Walkerton Division
Walkerton, IN                         33,000         Owned                      Steering column seals and shift
                                                                                lever gap hiders
Auburn Hills Division
Auburn Hills, MI                       9,000         Leased                     Shift lever boots

Plastronics
East Troy, WI                         39,000         Owned                      Vacuum reservoirs and assemblies
East Troy, WI                         39,000         Owned                      for air conditioning, power
                                                                                steering and cruise control systems,
                                                                                hose and wire brackets and dash panel
                                                                                grommets

Special Machines Group:

Newcor Bay City
Bay City, MI                         123,000         Owned                      Automated welding and assembly
                                                                                systems

Divested Business with
Facility Owned by Newcor and
leased to buyer:

Detroit, MI                           58,000         Owned                      Formerly part of Eonic, which was
                                                                                sold March 1997


Item 3.  Legal Proceedings

Various legal matters arising during the normal course of business are pending against the Company. Management does not expect that the ultimate liability, if any, of these matters will have a material adverse effect on future results of operations or financial condition of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders


No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended October 31, 1998.

                                     Part II

Item 5.  Market for the Registrant's Common Stock and
         Related Stockholder Matters


The information required by this item, other than the number of shareholders, is contained in Note 14 of the "Notes to Consolidated Financial Statements" in the Newcor, Inc. 1998 Annual Report to Shareholders. This information is incorporated herein by reference. At January 15, 1999 there were approximately 700 holders of the Company's common stock.


Item 6.  Selected Financial Data


The information required by this item is contained in the Newcor, Inc. 1998 Annual Report to Shareholders under the heading "Five Year Financial Summary." This information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Newcor, Inc. 1998 Annual Report to Shareholders. This information is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Management believes that the Company is not subject to market risk exposures arising from derivative financial instruments, as well as all other financial instruments, and derivative commodity instruments as defined by Item 305 of Regulation S-K.

Item 8.  Financial Statements and Supplementary Data

The information required by this item, including selected 1998 and 1997 quarterly financial data, is contained in the consolidated financial statements and notes thereon and "Report of Independent Accountants" in the Newcor, Inc. 1998 Annual Report to Shareholders. This information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

The information required by Items 401 and 405 of Regulation S-K that will be contained in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1999 (the "1999 Proxy Statement") is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by Item 402 of Regulation S-K, which will be contained in the Company's 1999 Proxy Statement, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K, which will be contained in the Company's 1999 Proxy Statement, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K, which will be contained in the Company's 1999 Proxy Statement, is incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements

     The consolidated Financial Statements and Notes thereto contained in Newcor's 1998 Annual Report to Shareholders are incorporated herein by reference.

     2.  Financial Statement Schedules

     None required.

     3. Exhibits (File number for all documents incorporated by reference is Commission File Number 1-5985, except as otherwise indicated below)

 3(a)        Restated Certificate of Incorporation dated July 25, 1990.
             Incorporated herein by reference from Exhibit 3(a) to report on
             Form 10-K for the fiscal year ended October 31, 1990.
 3(b)        By Laws of Registrant as amended through December 9, 1998.
 4(a)        Indenture dated as of March 4, 1998 between the Company, the subsidiary guarantors (as defined therein), and First Trust
             National Association as trustee, relating to the Notes (including forms of Notes). Incorporated herein be reference from Exhibit 4(a) to current report on Form 8-K filed on March 13, 1998.
 4(b)        A/B Exchange Registration Rights Agreement dated as of March 4,
             1998 between the Company, the subsidiary guarantors (as defined therein), and the initial purchasers of the Notes. Incorporated herein by reference from Exhibit 4(b) to current report on Form 8-K filed on March 13, 1998.
 4(c)        Form of 9 7/8% Series B Senior Subordinated Notes due 2008.
             Incorporated herein by reference from Exhibit 4.1.3 to Registration
             Statement on Form S-4 filed on April 30, 1998 (Commission File
             Number 333-51415).
 4(d)        Third Amended and Restated Revolving Credit Agreement between
             Newcor, Inc. and Comerica Bank dated January 15, 1998. Incorporated herein by reference from Exhibit 4(a) to report on Form 10-K for the fiscal year ended October 31, 1997.
 4(e)        First Amendment to Third Amended and Restated Revolving Credit
             Agreement, dated February 12, 1998, between Newcor, Inc. and
             Comerica Bank. Incorporated herein by reference from Exhibit 4(m) to report on Form 10-Q for the quarter ended January 31, 1998.
 4(f)        Second Amendment to Third Amended and Restated Revolving Credit
             Agreement, dated September 1, 1998, between Newcor, Inc. and
             Comerica Bank.
 4(g)        Third Amendment to Third Amended and Restated Revolving Credit
             Agreement, dated October 30, 1998, between Newcor, Inc. and
             Comerica Bank. Registrant hereby undertakes to furnish copies of documents relating to $6.1 million Michigan Strategic Fund Limited
             Obligation Refunding Revenue Bonds, Series 1995, to the Securities and Exchange Commission upon its request.

10(a)* 1982 Incentive Stock Option Plan. Incorporated herein by reference from Exhibit 10(a) to report on Form 10-K for the fiscal year ended October 31, 1983.
10(b)* Newcor, Inc. Directors' Retirement Plan. Incorporated herein by reference from Exhibit 10(b) to report on Form 10-K for the fiscal year ended October 31, 1988.
10(c)* Board of Directors Deferred Directors' Fees Plan. Incorporated herein by reference from Exhibit 10(e) to report on Form 10-K for the fiscal year ended October 31, 1987.
10(d)* Agreement with Thomas D. Parker dated June 7, 1989. Incorporated herein by reference from Exhibit 10(h) to report on Form 10-K for the fiscal year ended October 31, 1992.
10(e)* Newcor, Inc. 1993 Management Stock Incentive Plan. Incorporated herein by reference from Exhibit 10(j) to report on Form 10-K for the fiscal year ended October 31, 1994.
10(f)* Amendment to Newcor, Inc. 1993 Management Stock Incentive Plan. Incorporated herein by reference from Exhibit 10(k) to report on Form 10-K for the fiscal year ended October 31, 1994.
10(g)* Employment Agreement with W. John Weinhardt dated February 13, 1995. Incorporated herein by reference from Exhibit 10(g) to report on Form 10-K for the fiscal year ended October 31, 1995.
10(h)* Change in Control Agreement with W. John Weinhardt dated February 13, 1995. Incorporated herein by reference from Exhibit 10(h) to report on Form 10-K for the fiscal year ended October 31, 1995.
10(i)* 1996 Employee Incentive Stock Plan dated March 6, 1996. Incorporated herein by reference from the Registrant's Proxy Statement dated February 5, 1996.
10(j)* 1996 Non-Employee Directors Stock Option Plan dated March 6, 1996. Incorporated by reference from the Registrant's Proxy Statement dated February 5, 1996.
10(k)* Employment Agreement with Dennis H. Reckinger dated July 31, 1992. Incorporated herein by reference from Exhibit 10(n) to report on Form 10-K for the fiscal year ended October 31, 1997.
10(l)* Employment Agreement with Robert C. Ballou dated September 25, 1995. Incorporated herein by reference from Exhibit 10(o) to report on Form 10-K for the fiscal year ended October 31, 1997.
10(m)* Employment Agreement with Keith Hale dated March 4, 1998. Incorporated herein by reference from Exhibit 10(d) to current report on Form 8-K dated March 13, 1998.
10(n)        Asset Purchase Agreement dated October 1, 1997 between Newcor, Inc.
             and Machine Tool and Gear, Inc. Incorporated herein by reference from Exhibit 2 to current report on Form 8-K/A filed on March 6, 1998.
10(o) First Amendment to Asset Purchase Agreement dated October 1, 1997 between Newcor, Inc. and Machine Tool and Gear, Inc. Incorporated herein by reference from Exhibit 2.1 to current report on Form 8-K/A filed on March 6, 1998.
10(p) Second Amendment to Asset Purchase Agreement dated October 1, 1997 between Newcor, Inc. and Machine Tool and Gear, Inc. Incorporated herein by reference from Exhibit 2.2 to current report on Form 8-K/A filed on March 6, 1998.
10(q) Third Amendment to Asset Purchase Agreement dated October 1, 1997 between Newcor, Inc. and Machine Tool and Gear, Inc. Incorporated herein by reference from Exhibit 2.3 to current report on Form 8-K/A filed on March 6, 1998.
10(r) Fourth Amendment to Asset Purchase Agreement dated October 1, 1997 between Newcor, Inc. and Machine Tool and Gear, Inc. Incorporated herein by reference from Exhibit 2.4 to current report on Form 8-K/A filed on March 6, 1998.
10(s) Stock Purchase Agreement, dated December 9, 1997, between Newcor, Inc. and Stephen Grand, individually and as Trustee of the Stephen Grand Revocable Trust u/a dated July 5, 1979 and the Stephen M. Grand Property Trust u/a dated January 22, 1992. Incorporated herein by reference from Exhibit 10(l) to report on Form 10-K for the fiscal year ended October 31, 1997.
10(t) Amendment to Stock Purchase Agreement, dated December 9, 1997, between Newcor, Inc. and Stephen Grand, individually and as Trustee of the Stephen Grand Revocable Trust u/a dated July 5, 1979 and the Stephen M. Grand Property Trust u/a dated January 22, 1992. Incorporated herein by reference from Exhibit 10(b) to current report on Form 8-K dated March 13, 1998.
10(u) Stock Purchase Agreement by and among each of the Shareholders of Turn-Matic, Inc. and Newcor, Inc. dated January 16, 1998. Incorporated herein by reference from Exhibit 10(m) to report on Form 10-K for the fiscal year ended October 31, 1997.
13 Those portions of the Newcor, Inc. 1998 Annual Report to Shareholders that are incorporated by reference in this Form 10-K.

21           List of Subsidiaries of Registrant. Incorporated herein by reference from Exhibit 21.1 to Registration Statement on Form S-4 filed on April 30, 1998 (Commission File Number 333-51415).
23           Consent of Independent Accountants.
27           Financial Data Schedule (EDGAR file only).

* - Indicates management contract or compensatory plan or arrangement.

 (b)  Reports on Form 8-K

The Company filed a Report on Form 8-K on December 21, 1998 discussing the change in the Company's reporting period from a fiscal year ending October 31 to a calendar year ending December 31.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant  Newcor, Inc.
            ------------
By:      /s/ Keith F. Hale                   1/26/99
         ----------------------------        -------
        Keith F. Hale, President              Date
        and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                                                              Title                         Date Signed
---------                                                              -----                         -----------

----------------------------------                                 Director
Jerry D. Campbell                                                                                      -------

/s/ John J. Garber
----------------------------------                                 Vice President Finance and          1/26/99
John J. Garber                                                     Chief Financial Officer             -------

/s/ Shirley E. Gofrank
----------------------------------                                 Director                            1/26/99
Shirley E. Gofrank                                                                                     -------

/s/ Keith F. Hale
----------------------------------                                 President and Chief                 1/26/99
Keith F. Hale                                                      Executive Officer                   -------

/s/ William A. Lawson
----------------------------------                                 Director                            1/26/99
William A. Lawson                                                                                      -------

/s/ Jack R. Lousma
----------------------------------                                 Director                            1/26/99
Jack R. Lousma                                                                                         -------

----------------------------------                                 Director
Richard A. Smith                                                                                       -------

/s/ Kurt O. Tech
----------------------------------                                 Director                            1/26/99
Kurt O. Tech                                                                                           -------


----------------------------------                                 Director
W. John Weinhardt                                                                                      -------

EXHIBIT INDEX



3(b)     By Laws of Registrant as amended through December 9, 1998.

4(f) Second Amendment to Third Amended and Restated Revolving Credit Agreement, dated September 1, 1998, between Newcor, Inc. and Comerica Bank.

4(g) Third Amendment to Third Amended and Restated Revolving Credit Agreement, dated October 30, 1998, between Newcor, Inc. and Comerica Bank.

13 Those portions of the Newcor, Inc. 1998 Annual Report to Shareholders that are incorporated by reference in this Form 10-K.

23       Consent of Independent Accountants.

27       Financial Data Schedule (EDGAR file only).