Form 10-Q
period 1998-12-31
NEWCOR INC
filed 1999-02-11
CIK 71745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 1998 to December 31, 1998

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of February 8, 1999, the Registrant has 4,942,034 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.

                          PART I. FINANCIAL INFORMATION

                                  NEWCOR, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                           Two Months Ended
                                                        ----------------------
                                                        12/31/98      12/31/97
                                                        --------      --------
Sales                                                    $36,895      $17,828
Cost of sales                                             30,685       15,751
                                                         -------      -------
Gross margin                                               6,210        2,077
Selling, general and administrative expenses               4,143        2,739
Amortization expense                                         763          154
                                                         -------      -------
Operating income (loss)                                    1,304         (816)
Other income (expense):
  Interest expense                                        (2,342)        (436)
  Other, net                                                  37          (90)
                                                         -------      -------
Loss before income taxes                                  (1,001)      (1,342)
Provision (benefit) for income taxes                        (340)        (484)
                                                         -------      -------
Net loss                                                 $  (661)     $  (858)
                                                         =======      =======

Net loss per share of common
  stock - basic and diluted                              $ (0.13)     $ (0.17)

Weighted average common shares outstanding                 4,942        4,942



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          12/31/98     10/31/98
                                                          --------     --------
                                     ASSETS
Current assets:
  Cash and cash equivalents                               $  5,368     $  3,539
  Accounts receivable                                       29,364       35,175
  Inventories                                               16,239       14,014
  Other current assets                                       7,395        9,454
                                                          --------     --------
Total current assets                                        58,366       62,182
Property, plant and equipment, net of
  accumulated depreciation of $20,345
  at 12/31/98 and $19,288 at 10/31/98                       53,866       53,837
Cost in excess of assigned value of
  acquired companies, net of amortization                   85,098       85,861
Debt issuance costs and other non-current assets            10,408       10,657
                                                          --------     --------
Total assets                                              $207,738     $212,537
                                                          ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                      $  2,000      $  2,000
  Accounts payable                                         16,590        21,072
  Other accrued liabilities                                11,399        10,068
                                                         --------      --------
Total current liabilities                                  29,989        33,140
Long-term debt                                            140,533       141,467
Other non-current liabilities                              12,348        12,401
                                                         --------      --------
Total liabilities                                         182,870       187,008
                                                         --------      --------

Shareholders' equity:
  Common stock                                              4,942         4,942
  Capital in excess of par                                  2,258         2,258
  Accumulated other comprehensive income                     (580)         (580)
  Retained earnings                                        18,248        18,909
                                                         --------      --------
Total shareholders' equity                                 24,868        25,529
                                                         --------      --------

Total liabilities & shareholders' equity                 $207,738      $212,537
                                                         ========      ========

                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Two Months Ended
                                                             ----------------
                                                           12/31/98    12/31/97
                                                           --------    --------
Operating Activities:
  Net loss                                                 $   (661)   $   (858)
  Depreciation                                                1,114         591
  Amortization                                                  763         154
  Other, net                                                    189          89
  Changes in operating assets
   and liabilities, net                                       3,110        (153)
                                                           --------    --------
Net cash provided by (used in) operations                     4,515        (177)
                                                           --------    --------

Investing Activities:
  Capital expenditures                                       (2,429)       (660)
  Proceeds from sale of capital assets                          677
  Acquisitions, net of cash acquired                                    (13,070)
                                                           --------    --------
Net cash used in investing activities                        (1,752)    (13,730)
                                                           --------    --------

Financing Activities:
  Net (repayments) borrowings on revolving credit line         (600)     17,300
  Repayment of term note                                       (334)
                                                           --------    --------
Net cash (used in) provided by financing activities            (934)     17,300
                                                           --------    --------

Increase in cash                                              1,829       3,393
Cash and cash equivalents, beginning of period                3,539          34
                                                           --------    --------
Cash and cash equivalents, end of period                   $  5,368    $  3,427
                                                           ========    ========



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. On December 21, 1998, the Company filed a current report on Form 8-K announcing that the Board of Directors approved changing the Company's annual reporting period from a fiscal year ending October 31 to a calendar year ending December 31. This Report on Form 10-Q reports the two month transition period for the period from November 1, 1998 to December 31, 1998.

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998.

Note 2. On March 4, 1998, the Company purchased the common stock of Grand Machining Company, Deco Technologies, Inc. and Deco International, Inc. (collectively, "Deco") for approximately $55.0 million in cash. Deco manufactures high volume, precision machined components and assemblies for the medium and heavy duty truck and automotive industries. Deco's products include rocker arm components and assemblies, transmission shafts, axle shafts and thrust plates. The Company made a $5.0 million deposit to the Deco shareholders in December 1997. The balance of the purchase price was paid in March 1998, with the proceeds from the Company's issuance of $125 million of 9.875% Senior Subordinated Notes due 2008 (the "Notes") as described in Note 3. The acquisition was recorded using the purchase method of accounting. The cost in excess of net assets acquired of approximately $40 million is being amortized on a straight-line basis over twenty years.

                  On March 4, 1998, the Company purchased the stock of Turn-Matic, Inc. ("Turn-Matic") for approximately $17.0 million in cash. Contingent consideration of up to $3.5 million may be paid if profitability achieves certain levels over the next five years. Turn-Matic manufactures high volume precision machined components and assemblies for the automotive industry. Turn-Matic's products include oil filter adapters, main bearing caps and intake and exhaust manifolds. The purchase was financed with the proceeds from the Notes. The acquisition was recorded using the purchase method of accounting. The cost in excess of net assets acquired of approximately $9 million is being amortized on a straight-line basis over twenty years. Any contingent purchase price payments, if required, will be recognized as additional cost in excess of the net assets acquired and amortized over the remaining twenty years.

                  On December 23, 1997, the Company purchased the assets and business of Machine Tool & Gear, Inc. ("MT&G") for approximately $27.25 million plus the assumption of approximately $5.8 million of debt, which was subsequently retired. MT&G manufactures differential pinion and side gears, output shafts and rear axle shafts for the automotive industry. For this acquisition, the Company paid cash of $2.5 million in October 1997 and $3.1 million in December 1997 and issued a promissory note for $21.65 million, paying interest at 8%, for the balance of the purchase price which was subsequently paid off on March 11, 1998 using the proceeds from the Notes. The acquisition was recorded using the purchase method of accounting. The cost in excess of net assets acquired of approximately $24 million is being amortized on a straight-line basis over twenty years.

                  The 1998 and 1997 unaudited pro-forma results of operations as if Deco, Turn-Matic and MT&G had been acquired at the beginning of fiscal 1997 would have been as follows:

                                                                                        Two Months Ended
                                                                                        ----------------
                                                                               12/31/98                 12/31/97
                                                                               --------                 --------
                  Sales                                                         $36,900                  $34,500
                                                                                =======                  =======
                  Net income (loss)                                             $  (700)                 $  (800)
                                                                                =======                  =======
                  Net income (loss) per share - basic and diluted               $ (0.13)                 $ (0.16)
                                                                                =======                  =======

                  These pro-forma results do not purport to be indicative of the results that would actually have occurred had the acquisitions been made at the beginning of fiscal 1997 or which may occur in the future.

Note 3. The Company completed the issuance of the Notes on March 4, 1998 as described in Note 2. Interest on the Notes is payable semi-annually on March 1 and September 1 of each year. The Notes will mature on March 1, 2008. The Notes are unsecured and will be redeemable, in whole or in part, at the option of the Company, on or after March 1, 2003. Proceeds from the Notes were used to finance the Deco and Turn-Matic acquisitions, pay off the promissory note issued in connection with the MT&G acquisition and pay down the Company's line of credit facility.

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

                  The revolving credit agreement, the Company's $10 million term note and the Notes require the Company to comply with certain financial covenants including net worth, debt service coverage and total debt. The Company was in compliance with these covenants at December 31, 1998. In addition, the terms of the Notes required the Company to suspend its cash dividend.

                  The Company's domestic subsidiaries; Plastronics, Rochester Gear, Deco, and Turn-Matic, are full and unconditional guarantors of obligations issued under the Notes. The following summarized financial information is derived from the consolidating financial statements of the Company for the periods presented. No intercompany balances or transactions occurred among the subsidiaries during the periods presented.

                                                                          12/31/98                   10/31/98
                                                                          --------                   --------
                  Current assets                                          $ 21,100                   $ 24,700
                                                                          ========                   ========
                  Total assets                                            $103,500                   $107,500
                                                                          ========                   ========
                  Current liabilities                                     $ 11,900                   $ 15,300
                                                                          ========                   ========
                  Long-term debt                                          $  6,100                   $  6,100
                                                                          ========                   ========
                                                                                   Two Months Ended
                                                                                   ----------------
                                                                          12/31/98                   12/31/97
                                                                          --------                   --------
                  Sales                                                   $ 21,800                   $  4,600
                                                                          ========                   ========
                  Operating income (loss)                                 $  3,500                   $   (300)
                                                                          ========                   ========

Note 4.           Inventories are summarized as follows:

                                                                                       12/31/98                  10/31/98
                                                                                       --------                  --------
                  Cost and estimated earnings of uncompleted
                    contracts in excess of related billings of $866
                    at 12/31/98 and $1,679 at 10/31/98                                  $ 3,763                   $ 3,244
                  Raw materials                                                           3,468                     4,903
                  Work in process and finished goods                                      9,008                     5,867
                                                                                        -------                   -------
                                                                                        $16,239                   $14,014
                                                                                        =======                   =======

                  Costs and estimated earnings of uncompleted contracts in excess of related billings represents revenue recognized under the percentage of completion method in excess of amounts billed.

Note 5. The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in 1998. Other comprehensive income for the two months ended December 31, 1998 and 1997 was zero, as the only component of other comprehensive income for these periods was the minimum pension liability adjustment which is determined on an annual basis at the end of each fiscal year.

Note 6. The Company manages and reports its operating activities under three industry segments: Precision Machined Products, Rubber and Plastic, and Special Machines. The Precision Machined Products segment consists of automotive components and agricultural equipment parts machined in dedicated manufacturing cells. The Rubber and Plastic segment consists of molded rubber and plastic parts primarily for the automotive industry. The Special Machines segment consists of standard individual machines, as well as custom designed machines, all manufactured on a made-to-order basis. Other is primarily composed of corporate activities. Comparability of the information for the Precision Machined Products segment is affected by the acquisitions described in Note 2.

                  The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate all corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

                                         Precision
                                         Machined          Rubber and            Special
                                         Products            Plastic             Machines               Other       Consolidated
Sales to unaffiliated customers
  Two months ended December 31,
  1998                                   $ 27,434             $ 7,854            $ 1,607                                $ 36,895
  1997                                      7,948               7,946              1,934                                  17,828

Operating income (loss)
  Two months ended December 31,
  1998                                   $  3,276             $    18            $  (532)             $  (695)          $  2,067
  1997                                        463                (166)              (284)                (675)              (662)

Identifiable assets
  December 31, 1998                      $140,251             $32,917            $ 9,452              $25,118           $207,738
  October 31, 1998                        143,977              34,313             10,492               23,755            212,537

A reconciliation of operating income for reportable segments to consolidated operating income (loss) is as follows:

                                                             1998       1997
Operating income for reportable segments                    $2,762     $  13
Other operating loss, mainly unallocated corporate
  and other expenses                                          (695)     (675)
Amortization expense                                          (763)     (154)
                                                            ------     -----
Consolidated operating income (loss)                        $1,304     $(816)
                                                            ======     =====



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On December 21, 1998, the Company filed a current report on Form 8-K announcing that the Board of Directors approved changing the Company's annual reporting period from a fiscal year ending October 31 to a calendar year ending December
31. This Management's Discussion and Analysis compares the two month transition period ended December 31, 1998 to the two month period ended December 31, 1997.

Overview

Newcor, Inc. (the "Company") is organized into three business segments: the Precision Machined Products segment, the Rubber and Plastic segment and the Special Machines segment. The Precision Machined Products segment produces transmission, powertrain and engine components and assemblies for the automotive, medium and heavy duty truck, and agricultural vehicle industries. The Rubber and Plastic segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry. The Special Machines segment designs and manufactures welding, assembly, forming, heat treating and testing machinery and equipment for the automotive, appliance and other industries.

The Company's strategy to build the Precision Machined Products segment as a high volume automotive supplier took a significant step forward as a result of the following actions. On December 23, 1997, the Company purchased the assets and business of Machine Tool & Gear, Inc. ("MT&G") for approximately $27.3 million, and assumed $5.8 million of debt, which was subsequently retired. MT&G manufactures differential pinion and side gears, output shafts and rear axle shafts for the automotive industry. On March 4, 1998 the Company purchased the common stock of Grand Machining Company, Deco Technologies, Inc. and Deco International, Inc. (collectively, "Deco") for approximately $55.0 million and the common stock of Turn-Matic, Inc. ("Turn-Matic") for approximately $17.0 million. These transactions were financed concurrent with the issuance of $125 million of 9.875% Senior Subordinated Notes due 2008 (the "Notes"). Deco manufactures high-volume, precision-machined engine and powertrain components and assemblies for the medium and heavy truck and automotive industries, while Turn-Matic manufactures high volume, precision machined engine components and assemblies for the automotive industry. These companies have product lines and capabilities that management believes will complement Newcor's existing precision machining businesses.

Results of Operations

The following tables summarize the principal factors causing the Company's change in sales by segment, including the effect of acquisitions and change in sales from existing operations, for the two month period ended December 31, 1998 compared with the same period one year ago.


                                                               Precision
                                                               Machined         Rubber and         Special
(In thousands)                                                 Products          Plastic           Machines            Total
                                                               --------         ----------         --------            -----
Two month period ended
  December 31, 1997 sales                                      $ 7,948            $7,946            $1,934            $17,828
    Acquisitions                                                21,160              --                --               21,160
    Change from existing business                               (1,674)              (92)             (327)            (2,093)
                                                               -------            ------            ------            -------
Two month period ended
  December 31, 1998 sales                                      $27,434            $7,854            $1,607            $36,895
                                                               =======            ======            ======            =======

Consolidated sales were $36.9 million for the two month transition period, an increase of $19.1 million, or 107.3%, compared with sales of $17.8 million for the two months ended December 31, 1997. Sales for the Precision Machined Products segment increased $19.5 million, or 246.8%, to $27.4 million, sales for the Rubber and Plastic segment decreased $0.1 million, or 1.2%, to $7.8 million, and sales for the Special Machines segment decreased $0.3 million, or 16.9%, to $1.6 million. The increase in sales for the Precision Machined Products segment was due to sales from the recent acquisitions; MT&G, Deco and Turn-Matic, referred to collectively as the "Acquisitions" which were partially offset by lower sales of agricultural machined components. The Rubber and Plastic sales were comparable to the sales for the same period one year ago. The Special Machines segment sales for the transition period were lower due to insufficient new orders to sustain the business that was achieved in the two month period ended December 31, 1997.

Consolidated gross margin was $6.2 million, or 16.8% of sales, for the two month period ended December 31, 1998 compared with $2.1 million, or 11.7% of sales, for the same period of 1997. The gross margin increase of $4.1 million was due to $4.6 million of gross margin from the Acquisitions, which was partially offset by lower gross margin resulting from the low level of activity in the Company's agricultural market served.

Selling, general and administrative expenses (SG&A) increased to $4.1 million, or 11.2% of sales, for the two month period ended December 31, 1998 from $2.7 million, or 15.4% of sales, for the two month period ended December 31, 1997. The increase in SG&A was primarily due to the Acquisitions, which added SG&A of approximately $1.7 million in 1998.

Amortization expense increased to $0.8 million in the two month period ended December 31, 1998 from $0.2 million in the same period of 1997 due to the Acquisitions.

Operating income (loss) by segment was as follows (in thousands):

                                                          Two Months Ended
                                                      ------------------------
                                                      12/31/98        12/31/97
                                                      --------        --------
Precision Machined Products                            $3,276          $ 463
Rubber and Plastic                                         18           (166)
Special Machines                                         (532)          (284)
Corporate                                                (695)          (675)
Amortization expense                                     (763)          (154)
                                                       ------          -----
  Total operating income (loss)                        $1,304          $(816)
                                                       ======          =====

Consolidated operating income for the two month period ended December 31, 1998 was $1.3 million, or 3.5% of sales, compared with an operating loss of $0.8 million for the same period one year ago. The increase in operating income was due primarily to the Acquisitions, which contributed approximately $2.5 million of operating income in the two month period ended December 31, 1998.

Operating income for the Precision Machined Products segment increased $2.8 million to $3.3 million in the two month period ended December 31, 1998 from $0.5 million in the same period of 1997. Operating margin increased to 11.9% of segment sales in 1998 from 5.8% of segment sales in 1997. The increase in operating income and operating margin was primarily due to the Acquisitions. Operating income and operating margins at existing divisions within this segment were down when compared with 1997 primarily due to the effect of lower sales caused by customer schedule reductions in particular for the Company's agricultural industry machined components.

Operating income for the Rubber and Plastic segment increased $0.2 million to zero in the two month period ended December 31, 1998 from an operating loss of $0.2 million in the 1997 period. The increase in operating income was primarily due to improvements in operational inefficiencies experienced in the 1997 period that were mainly the result of high labor turnover caused by full employment in local economies.

Operating loss for the Special Machines segment increased $0.2 million to $0.5 million in the two month period ended December 31, 1998 from a loss of $0.3 million in the same period of 1997. Operating margin decreased to (33.1%) of segment sales in the 1998 period from (14.7%) in the 1997 period. The decrease in operating income and operating margin was primarily due to the stage of contracts in progress within the segment.

Interest expense increased $1.9 million to $2.3 million in the two month period ended December 31, 1998 from $0.4 million in the two month period ended December 31, 1997. The increase in interest expense was due to additional debt related to the issuance of the Notes which was incurred to finance the Acquisitions. Interest expense for the 1998 period included approximately $0.1 million of amortization of debt issuance costs.

On balance, the Company's sales outlook for 1999 remains good because the Company's automotive and heavy and medium duty truck customers are forecasting their sales to be comparable or slightly positive compared with 1998, and the Company's Special Machines segment backlog was $9.6 million as of December 31, 1998, up $2.5 million compared with December 31, 1997. The Company's agricultural machined component sales will continue to be down for the first half of 1999 compared with 1998 due to the downturn in the agricultural market which began in the summer of 1998.

Liquidity and Capital Resources

Cash outflows during the two month period, which were primarily used to fund capital expenditures of approximately $2.4 million and $0.9 million to pay down the Company's bank revolving credit facility and term loan, were financed by $4.5 million of cash provided by operations and $0.7 million from the sale of property.

Effective January 15, 1998 the Company's revolving credit facility was amended and restated to become the Senior Credit Facility and was increased to provide total revolving credit availability of $50.0 million concurrent with completion of the issuance of the Notes on March 4, 1998. Availability of funds under the Senior Credit Facility is subject to satisfaction of certain financial ratios and other conditions. At December 31, 1998 the Company had $2.6 million outstanding under its Senior Credit Facility. The Senior Credit Facility covenant related to the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization would have limited the borrowing availability to $24.1 million at December 31, 1998. The Senior Credit Facility is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc.'s real estate. The current expiration of the Senior Credit Facility is February 28, 2001.

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

No dividends were declared or paid during the two months ended December 31, 1998 and 1997. The terms of the Notes required the suspension of cash dividends.

Other Financial Data/Information

On a pro-forma basis as if Newcor had completed the acquisitions of Deco and Turn-Matic at January 1, 1998, Newcor's sales, operating income, interest expense, depreciation, amortization, and capital expenditures for the two and twelve months ended December 31, 1998 would have been as follows:

                                         Period Ended December 31, 1998
                                     Two Months                  Twelve Months
                                     ----------                  -------------
Sales                                 $36,900                      $244,000
Operating income                        1,300                        13,500
Interest expense                        2,300                        14,700
Depreciation                            1,100                         6,700
Amortization                              800                         4,600
Capital expenditures                    2,400                        10,800

Year 2000

The year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's systems or equipment that have date-sensitive software using only two digits may recognize a date using "00" as the year 1900 rather than the year 2000. The resulting system failures or miscalculations may cause disruption of operations, including the temporary inability to process transactions or send and receive electronic data with third parties or engage in similar normal business activities.

The Company began to address the Y2K issue in 1997 by identifying all systems and equipment that could be affected by the Y2K issue. This process is substantially complete. The Company is currently in the process of remediating or replacing all identified non-compliant systems and equipment. For its information technology, the Company is currently in the process of replacing old non-compliant systems with a new Enterprise Resource Planning ("ERP") computer system that is Y2K compliant. Capitalized costs related to the system implementation, which were incurred in the last two fiscal years, approximated $1.8 million as of December 31, 1998. Management currently estimates that implementation of the new ERP system is approximately 25% complete, with approximately 50% of the expected costs incurred for the project. Projected completion of the new ERP system at locations that use non-compliant systems is the second half of 1999. Costs incurred for remediation of non-information technology systems and equipment, including production equipment, telephones, security and electrical, are not expected to be material. Many of these systems are currently Y2K compliant. The Company's Y2K efforts are funded through operating cash flow.

In 1997 the Company began communicating with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to such parties' failure to remediate their own Y2K issues. Management continues to evaluate the responses received and their remediation plans. The Company's evaluation of these remediation plans and its assessment of the risk that any issues identified could have a material adverse impact on the Company could have a significant impact on its development of a contingency plan.

Although a failure on the part of the Company's significant suppliers or large customers to effectively remediate their Y2K issues in a timely manner may affect Company operations, management does not believe that any material exposure to significant business interruption exists as a result of Y2K compliance issues. Therefore, the Company has not adopted any formal contingency plan. While management believes that the estimated cost of becoming Y2K compliant is not significant to the Company's financial results, failure to complete all the work in a timely manner could result in material financial risk. While management expects all planned work to be completed, there can be no guarantee that all systems will be in compliance by the year 2000, that the systems of the Company's significant suppliers and large customers will be converted in a timely manner, or that contingency planning will be able to fully address all potential interruptions. Therefore, Y2K issues could cause delays in the Company's ability to produce or ship its products, process transactions, or otherwise conduct its business.

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

                                  NEWCOR, INC.
                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:
         (a)  Exhibits

              Exhibit 10 - Employment Agreement with Keith Hale dated
                           November 9, 1998 and signed February 5, 1999
                           (management contract or compensatory plan or arrangement).

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


                                                   NEWCOR, INC.
                                                   ----------------------------
                                                     Registrant

         Date:  February 11, 1999                  /s/ John Garber
                -----------------                  ----------------------------
                                                     John Garber
                                                     Vice President-Finance
                                                     Principal Financial and
                                                       Accounting Officer

EXHIBIT INDEX

10 Employment Agreement with Keith Hale dated November 9, 1998 and signed February 5, 1999.

27    Financial Data Schedule (EDGAR version only).