Form 10-Q
period 1999-03-31
NEWCOR INC
filed 1999-05-17
CIK 71745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                          Commission file number 1-5985


                                  NEWCOR, INC.
                                  ------------

             (Exact name of registrant as specified in its charter)


DELAWARE                                                     38-0865770
--------------------------------------------     ------------------------------------
(State of incorporation)                         (I.R.S. Employer Identification No.)


1825 S. Woodward Ave., Suite 240                             48302
--------------------------------------------     ------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code  (248) 253-2400
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 10, 1999, the Registrant has 4,925,634 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.

                          PART I. FINANCIAL INFORMATION

                                  NEWCOR, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                      Three Months Ended
                                                      ------------------

                                                   March 31,       March 31,
                                                     1999            1998
                                                     ----            ----
Sales                                             $   64,700     $   46,653
Cost of sales                                         52,146         38,845
                                                  ----------     ----------

Gross margin                                          12,554          7,808
Selling, general and administrative expenses           6,949          5,027
Amortization expense                                   1,134            700
Nonrecurring gain                                                      (362)
                                                  ----------     ----------

Operating income                                       4,471          2,443
Other income (expense):
  Interest expense                                    (3,486)        (1,946)
  Other, net                                            (165)           (35)
                                                  ----------     ----------

Income before income taxes                               820            462
Provision for income taxes                               315            179
                                                  ----------     ----------

Net income                                        $      505     $      283
                                                  ==========     ==========


Amounts per share of common stock:
  Net income - basic and diluted                  $     0.10     $     0.06
  Dividends                                       $        -     $     0.05

Weighted average common shares outstanding             4,938          4,942



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                March 31,               October 31,
                                                                                  1999                     1998
                                                                                  ----                     ----
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                  $     1,051                $     3,539
  Accounts receivable                                                             35,064                     35,175
  Inventories                                                                     15,853                     14,014
  Other current assets                                                             8,150                      9,454
                                                                             -----------                -----------

Total current assets                                                              60,118                     62,182
Property, plant and equipment, net of
  accumulated depreciation of $22,195
  at 3/31/99 and $19,288 at 10/31/98                                              54,006                     53,837
Cost in excess of assigned value of
  acquired companies, net of amortization                                         83,963                     85,861
Debt issuance costs and other non-current assets                                  10,239                     10,657
                                                                             -----------                -----------

Total assets                                                                 $   208,326                $   212,537
                                                                             ===========                ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                          $     2,000                $     2,000
  Accounts payable                                                                20,832                     21,072
  Other accrued liabilities                                                        9,875                     10,068
                                                                             -----------                -----------

Total current liabilities                                                         32,707                     33,140
Long-term debt                                                                   138,133                    141,467
Other non-current liabilities                                                     12,164                     12,401
                                                                             -----------                -----------

Total liabilities                                                                183,004                    187,008
                                                                             -----------                -----------

Shareholders' equity:
  Common stock                                                                     4,930                      4,942
  Capital in excess of par                                                         2,219                      2,258
  Accumulated other comprehensive income                                            (580)                      (580)
  Retained earnings                                                               18,753                     18,909
                                                                             -----------                -----------

Total shareholders' equity                                                        25,322                     25,529
                                                                             -----------                -----------

Total liabilities & shareholders' equity                                     $   208,326                $   212,537
                                                                             ===========                ===========


                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Three Months Ended
                                                                                        ------------------

                                                                                March 31,                 March 31,
                                                                                  1999                      1998
                                                                                  ----                      ----
Operating Activities:
  Net income                                                                    $    505                 $      283
  Depreciation                                                                     1,890                      1,242
  Amortization                                                                     1,134                        700
  Gain on sale of capital assets                                                                               (362)
  Other, net                                                                           8                         11
  Changes in operating assets
   and liabilities, net                                                           (3,351)                    (4,394)
                                                                                --------                 ----------

Net cash provided by (used in) operations                                            186                     (2,520)
                                                                                --------                 ----------

Investing Activities:
  Capital expenditures                                                            (2,052)                    (1,768)
  Proceeds from sale of capital assets                                                                        1,367
  Acquisitions, net of cash acquired                                                                        (88,911)
                                                                                --------                 ----------

Net cash used in investing activities                                             (2,052)                   (89,312)
                                                                                --------                 ----------

Financing Activities:
  Net repayments on revolving credit line                                         (1,900)                   (30,800)
  Repayment of term note                                                            (500)
  Repurchase of common stock                                                         (51)
  Proceeds from issuance of subordinated notes                                                              125,000
  Subordinated notes issuance costs                                                                          (4,137)
  Cash dividends                                                                                               (246)
                                                                                --------                 ----------

Net cash (used in) provided by financing activities                               (2,451)                    89,817
                                                                                --------                 ----------

Decrease in cash                                                                  (4,317)                    (2,015)
Cash and cash equivalents, beginning of period                                     5,368                      3,427
                                                                                --------                 ----------

Cash and cash equivalents, end of period                                        $  1,051                 $    1,412
                                                                                ========                 ==========



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998 and the transition report on Form 10-Q for the two month period ended December 31, 1998.

                  In 1998, the Company changed its annual reporting period from a fiscal year ending October 31 to a calendar year ending December 31. As a result, the financial information for the three months ended March 31, 1998 presented in this Form 10-Q has not been previously disclosed; however, management believes that this financial information includes all adjustments considered necessary for a fair presentation, and such adjustments are of a normal recurring nature.

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

                  On March 4, 1998, the Company purchased the stock of Turn-Matic, Inc. ("Turn-Matic") for approximately $17.0 million in cash. Contingent consideration of up to $3.5 million may be paid if profitability achieves certain levels over the next five years. Turn-Matic manufactures high volume precision machined components and assemblies for the automotive industry. Turn-Matic's products include oil filter adapters, main bearing caps and intake and exhaust manifolds. The purchase was financed with the proceeds from the Notes. The acquisition was recorded using the purchase method of accounting. The cost in excess of net assets acquired of approximately $9 million is being amortized on a straight-line basis over twenty years. Any contingent purchase price payments, if required, will be recognized as additional cost in excess of the net assets acquired and amortized over the remaining amortization period.

                  The 1998 unaudited pro-forma results of operations as if Deco and Turn-Matic had been acquired on January 1, 1998 would have been as follows:

                                                                                        Three Months Ended
                                                                                        ------------------

                                                                                 Actual                   Pro Forma
                                                                                March 31,                 March 31,
                                                                                  1999                      1998
                                                                                  ----                      ----

                  Sales                                                         $ 64,700                  $  65,400
                                                                                ========                  =========

                  Net income                                                    $    505                  $     351
                                                                                ========                  =========

                  Net income per share - basic and diluted                      $   0.10                  $    0.07
                                                                                ========                  =========

                  These pro-forma results do not purport to be indicative of the results that would actually have occurred had the acquisitions been made on January 1, 1998 or which may occur in the future.

Note 3. The Company completed the issuance of the Notes on March 4, 1998 as described in Note 2. Interest on the Notes is payable semi-annually on March 1 and September 1 of each year. The Notes will mature on March 1, 2008. The Notes are unsecured and will be redeemable, in whole or in part, at the option of the Company, on or after March 1, 2003. Proceeds from the Notes were used to finance the Deco and Turn-Matic acquisitions and pay down the Company's existing debt.

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

                  The revolving credit agreement, the Company's $10 million term note and the Notes require the Company to comply with certain financial covenants including net worth, debt service coverage and total debt. The Company was in compliance with these covenants at March 31, 1999. In addition, the terms of the Notes required the Company to suspend its cash dividend.

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

                                                                         March 31,                  October 31,
                                                                           1999                        1998
                                                                           ----                        ----

                  Current assets                                        $   26,400                 $   24,700
                                                                        ==========                 ==========

                  Total assets                                          $  108,100                 $  107,500
                                                                        ==========                 ==========

                  Current liabilities                                   $   15,500                 $   15,300
                                                                        ==========                 ==========

                  Long-term debt                                        $    6,100                 $    6,100
                                                                        ==========                 ==========
                                                                                   Three Months Ended
                                                                                   ------------------

                                                                         March 31,                   March 31,
                                                                           1999                        1998
                                                                           ----                        ----
                  Sales                                                 $   34,200                 $   15,600
                                                                        ==========                 ==========

                  Operating income                                      $    5,000                 $    1,200
                                                                        ==========                 ==========



Note 4.           Inventories are summarized as follows:

                                                                         March 31,                  October 31,
                                                                           1999                        1998
                                                                           ----                        ----
                  Cost and estimated earnings of uncompleted
                    contracts in excess of related billings of $286
                    at 3/31/99 and $1,679 at 10/31/98                   $    3,500                 $    3,244
                  Raw materials                                              3,239                      4,903
                  Work in process and finished goods                         9,114                      5,867
                                                                        ----------                 ----------

                                                                        $   15,853                 $   14,014
                                                                        ==========                 ==========

                  Costs and estimated earnings of uncompleted contracts in excess of related billings represents revenue recognized under the percentage of completion method in excess of amounts billed.

Note 5. The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in 1998. Other comprehensive income for the three months ended March 31, 1999 and 1998 was zero, as the only component of other comprehensive income for these periods was the minimum pension liability adjustment which is determined on an annual basis at the end of each fiscal year.

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

                  The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate all corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

                                        Precision
                                        Machined           Rubber and            Special
                                        Products             Plastic            Machines               Other             Total
                                        --------             -------            --------               -----             -----
Sales to unaffiliated customers
  Three months ended March 31,
  1999                                $    45,607          $   13,373           $  5,720                               $  64,700
  1998                                     29,376              13,135              4,142                                  46,653

Operating income (loss)
  Three months ended March 31,
  1999                                $     5,930          $      713           $    272                               $   6,915
  1998                                      3,345                 551                 50                                   3,946

Identifiable assets
  March 31, 1999                      $   146,368          $   32,074           $  8,845           $   21,039          $ 208,326
  October 31, 1998                        143,977              34,313             10,492               23,755            212,537


A reconciliation of operating income for reportable segments to consolidated operating income is as follows:

                                                              1999                1998

Operating income for reportable segments                   $    6,915           $  3,946
Other operating loss, mainly unallocated corporate
  and other expenses                                           (1,310)            (1,165)
Amortization expense                                           (1,134)              (700)
Nonrecurring gain                                                                    362
                                                           ----------           --------

Consolidated operating income                              $    4,471           $  2,443
                                                           ==========           ========

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

The Company continued its strategy to build the Precision Machined Products segment as a high volume automotive supplier when, on March 4, 1998, the Company purchased the common stock of Grand Machining Company, Deco Technologies, Inc. and Deco International, Inc. (collectively, "Deco") for approximately $55.0 million and the common stock of Turn-Matic, Inc. ("Turn-Matic") for approximately $17.0 million. These acquisitions were financed concurrent with the issuance of $125 million of 9.875% Senior Subordinated Notes due 2008 (the "Notes"). Deco manufactures high-volume, precision-machined engine and powertrain components and assemblies for the medium and heavy truck and automotive industries, while Turn-Matic manufactures high volume, precision machined engine components and assemblies for the automotive industry. These companies have product lines and capabilities that management believes are complementary to the other businesses in Newcor's Precision Machined Products segment.

RESULTS OF OPERATIONS

The following tables summarize the principal factors causing the Company's change in sales by segment, including the effect of acquisitions and change in sales from existing operations, for the quarter ended March 31, 1999 compared with the same period one year ago.

                                                              Precision
                                                              Machined         Rubber and        Special
(In thousands)                                                Products           Plastic        Machines           Total
                                                              --------           -------        --------           -----

Quarter ended March 31, 1998 sales                           $   29,376       $   13,135        $   4,142      $   46,653
    Acquisitions                                                 16,053                                            16,053
    Change from existing business                                   178              238            1,578           1,994
                                                             ----------       ----------        ---------      ----------

Quarter ended March 31, 1999 sales                           $   45,607       $   13,373        $   5,720      $   64,700
                                                             ==========       ==========        =========      ==========


Consolidated sales were $64.7 million for the quarter, an increase of $18.0 million, or 38.7%, compared with sales of $46.7 million for the first quarter of 1998. Sales for the Precision Machined Products segment increased $16.2 million, or 55.3%, to $45.6 million, sales for the Rubber and Plastic segment increased $0.2 million, or 1.8%, to $13.3 million, and sales for the Special Machines segment increased $1.6 million, or 38.1%, to $5.7 million. The increase in sales for the Precision Machined Products segment was due to sales from the acquisitions of Deco and Turn-Matic referred to collectively as the "Acquisitions." This segment continued to experience lower sales of agricultural machined components, but this loss in sales was more than offset by volume increases at customers of automotive and heavy duty truck machined components. Sales in the Rubber and Plastic segment were comparable to sales for the same period one year ago. The Special Machines segment sales for the quarter increased due to the increase in new orders experienced during the quarter as compared to the first quarter of 1998.

Consolidated gross margin was $12.6 million, or 19.4% of sales, for the quarter ended March 31, 1999 compared with $7.8 million, or 16.7% of sales, for the same period of 1998. The gross margin increase of $4.8 million was due to $2.3 million of gross margin from the Acquisitions and to $2.5 million of gross margin increases at the Company's existing operations. The increase in gross margin at the Company's existing operations is a result of the increase in sales and management's focus on improving the manufacturing operations of the Company through continuous improvement (Kaizen) programs and other methods.

Selling, general and administrative expenses (SG&A) increased to $6.9 million, or 10.7% of sales, for the first quarter from $5.0 million, or 10.8% of sales, for the first quarter of 1998. The increase in SG&A was primarily due to the increase in sales as well as the Acquisitions, which added SG&A of approximately $0.8 million in 1999.

Amortization expense increased to $1.1 million in the quarter ended March 31, 1999 from $0.7 million in the same period of 1998 due to the Acquisitions.

The first quarter of 1998 included a nonrecurring gain of approximately $0.4 million related to the sale of the land and building where the Company's Machine Tool division was located prior to its being sold in October 1996.

Operating income (loss) by segment was as follows (in thousands):

                                    Precision                                                           Amortization
                                    Machined         Rubber and          Special                        Expense/Non-
(In thousands)                      Products           Plastic          Machines            Other      recurring Items      Total
                                    --------           -------          --------            -----      ---------------      -----

Quarter ended March 31, 1998        $  3,345         $     551           $    50        $  (1,165)        $    (338)     $   2,443
    Acquisitions                       2,265                                                                   (434)         1,831
    Change from existing business        320               162               222             (145)             (362)           197
                                    --------         ---------           -------        ---------         ---------      ---------

Quarter ended March 31, 1999        $  5,930         $     713           $   272        $  (1,310)        $  (1,134)     $   4,471
                                    ========         =========           =======        =========         =========      =========


Consolidated operating income for the first quarter of 1999 was $4.5 million, or 6.9% of sales, compared with operating income of $2.4 million, or 5.2% of sales for the same period one year ago. The increase in operating income was due primarily to the Acquisitions, which contributed approximately $1.8 million of operating income, as well as the operating performance improvements noted above.

Operating income for the Precision Machined Products segment increased $2.6 million to $5.9 million in the quarter ended March 31, 1999 from $3.3 million in the same period of 1998. Operating margin increased to 13.0% of segment sales in 1999 from 11.4% of segment sales in 1998. The increase in operating income and operating margin was primarily due to the Acquisitions and operating performance improvements at the existing divisions. Although this segment continued to experience lower sales of agricultural machined components as compared to the prior year, these declines were more than offset by sales increases of the Company's automotive and heavy duty truck machined components.

Operating income for the Rubber and Plastic segment increased $0.1 million to $0.7 million in the first quarter from operating income of $0.6 million in the first quarter of 1998. The increase in operating income was primarily due to improvements in operational inefficiencies experienced in the 1998 period that were mainly the result of high labor turnover caused by full employment in local economies.

Operating income for the Special Machines segment increased $0.2 million to $0.3 million in the quarter ended March 31, 1999 from operating income of $0.1 million in the same period of 1998. Operating margin increased to 4.9% of segment sales in 1999 from 1.2% in 1998. The increase in operating income and operating margin was primarily due to the increased revenue and the profitability of contracts in progress within the segment.

Interest expense increased $1.6 million to $3.5 million in the first quarter from $1.9 million in the first quarter of 1998. The increase in interest expense was due to additional debt related to the issuance of the Notes which was incurred to finance the Acquisitions and pay down existing indebtedness. Interest expense for the 1999 period included approximately $0.1 million of amortization of debt issuance costs.

The Company's sales outlook for the balance of 1999 remains positive. The Company anticipates automotive and heavy and medium duty truck sales to be comparable or slightly positive compared with 1998. The Company's Special Machines segment backlog was $12.1 million as of March 31, 1999, up $4.6 million compared with March 31, 1998. Agricultural machined component sales will continue to be down for the balance of 1999 compared with 1998 due to the downturn in the agricultural market which began in the summer of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash provided by operations was approximately $6.4 million, not including $6.2 million of cash used for the semi annual interest payment on the Notes, which reduced the Company's cash provided by operations to $0.2 million for the first quarter of 1999. Existing cash balances were primarily used for capital expenditures of approximately $2.1 million and repayment of the Company's bank revolving credit facility and term loan of $2.4 million.

Effective January 15, 1998 the Company's revolving credit facility was amended and restated to become the Senior Credit Facility and was increased to provide total revolving credit availability of $50.0 million concurrent with completion of the issuance of the Notes on March 4, 1998. Availability of funds under the Senior Credit Facility is subject to satisfaction of certain financial ratios and other conditions. At March 31, 1999 the Company had $0.7 million outstanding under its Senior Credit Facility. The Senior Credit Facility covenant related to the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization would have limited the borrowing availability to $20.2 million at March 31, 1999. The Senior Credit Facility is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc.'s real estate. The current expiration of the Senior Credit Facility is February 28, 2001.

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

The Company believes that, through a combination of cash flow from operations and available credit under the Senior Credit Facility it will have adequate cash available to service debt obligations, fund capital improvements and maintain adequate working capital.

No dividends were declared or paid during the first quarter of 1999. The Company paid a dividend of $0.05 per share of common stock during the first quarter of 1998. Total dividends paid during the first quarter of 1998 were $246,000. The terms of the Notes required the suspension of cash dividends.

OTHER FINANCIAL DATA/INFORMATION

Newcor's sales, operating income, interest expense, depreciation, amortization, and capital expenditures for the three and twelve months ended March 31, 1999 were as follows:

                                                                                Period Ended March 31, 1999
                                                                        Three Months              Twelve Months
                                                                        ------------              -------------
Sales                                                                    $  64,700                  $  243,300
Operating income                                                             4,500                      13,300
Interest expense                                                             3,500                      14,100
Depreciation                                                                 1,900                       6,900
Amortization                                                                 1,100                       4,500
Capital expenditures                                                         2,100                      10,600


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

The Company began to address the Y2K issue in 1997 by identifying all systems and equipment that could be affected by the Y2K issue. This process is substantially complete, and management has determined that only one location of the Company is currently using an information technology system that is not Y2K compliant. This location represents approximately 2% of the Company's revenues. Management estimates that it is approximately 10% complete in replacing this system with a computer system that is Y2K compliant, with full completion expected by the end of the third quarter. The Company is in the process of implementing a new company-wide information system. The cost of replacing the non-compliant system is a part of the company-wide implementation cost and is therefore not tracked separately. Most of the Company's non-information technology systems and equipment, including production equipment, telephones, security and electrical are currently Y2K compliant. Any costs incurred for replacing or remediating non-information technology systems and equipment are not expected to be material. The Company's Y2K efforts are funded through operating cash flow.

In 1997 the Company began communicating with its significant suppliers and large customers to determine the extent to which the Company is vulnerable to such parties' failure to remediate their own Y2K issues. Management continues to evaluate the responses received and their remediation plans. The Company's evaluation of these remediation plans and its assessment of the risk that any issues identified could have a material adverse impact on the Company could impact its development of a contingency plan. Although a failure on the part of the Company's significant suppliers or large customers to effectively remediate their Y2K issues in a timely manner may affect Company operations, management does not currently believe that any material exposure to significant business interruption exists as a result of Y2K compliance issues. Therefore, the Company has not adopted any formal contingency plan. While management expects all planned work to be completed, there can be no guarantee that all systems will be in compliance by the year 2000, that the systems of the Company's significant suppliers and large customers will be converted in a timely manner, or that contingency planning will be able to fully address all potential interruptions. Therefore, Y2K issues could cause delays in the Company's ability to produce or ship its products, process transactions, or otherwise conduct its business.

CAUTIONARY STATEMENTS UNDER THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and, in particular, the last paragraph under "Results of Operations" concerning the Company's performance for the remainder of fiscal 1999 and the paragraph concerning year 2000 conversion constitute "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. A number of factors could cause actual results to differ materially from those included in or suggested by such forward-looking statements, including without limitation: the cyclical nature of the industries served by the Company, all of which have encountered significant downturns in the past; the level of production by and demand from the Company's principal customers, upon which the Company is substantially dependent, including the three major domestic automobile manufacturers, American Axle, Inc., Deere & Company and Detroit Diesel, Inc.; whether, when and to what extent expected orders materialize; the impact on the Company of actions by its competitors, some of which are significantly larger and have greater financial and other resources than the Company; and the extent to which the Company's new ERP computer system performs as anticipated and the accuracy of the information supplied by the Company's suppliers and customers concerning their year 2000 readiness. All forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section are qualified by such factors. The Company disclaims any obligation to update any such forward-looking statements.

                                  NEWCOR, INC.
                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:
         (a)   Exhibits

               Exhibit 27 - Financial Data Schedule (EDGAR version only)

         (b)   Reports on Form 8-K

               None.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NEWCOR, INC.
                                                -----------------------------
                                                  Registrant

         Date:    May 14, 1999                  /s/ James J. Connor
                  ---------------               -----------------------------
                                                  James J. Connor
                                                  Vice President-Finance
                                                  Principal Financial and
                                                  Accounting Officer

EXHIBIT INDEX

27       Financial Data Schedule (EDGAR version only).