Form 10-Q
period 1999-06-30
NEWCOR INC
filed 1999-08-13
CIK 71745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                          Commission file number 1-5985


                                  NEWCOR, INC.

             (Exact name of registrant as specified in its charter)

DELAWARE                                                       38-0865770
-----------------------------------------        --------------------------------------
(State of incorporation)                          (I.R.S. Employer Identification No.)


1825 S. Woodward Ave., Suite 240                                 48302
-----------------------------------------                    -------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code  (248) 253-2400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 10, 1999, the Registrant has 4,920,834 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.

                          PART I. FINANCIAL INFORMATION

                                  NEWCOR, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)



                                                     Three Months Ended                      Six Months Ended
                                                     ------------------                      ----------------
                                                  June 30,          June 30,              June 30,         June 30,
                                                   1999              1998                  1999             1998
                                                   ----              ----                  ----             ----
Sales                                           $   64,916       $   61,968           $   129,616       $   108,621
Cost of sales                                       53,256           50,564               105,402            89,409
                                                ----------       ----------           -----------       -----------

Gross margin                                        11,660           11,404                24,214            19,212
Selling, general and administrative expenses         5,677            6,443                12,626            11,470
Amortization expense                                 1,148            1,146                 2,282             1,846
Nonrecurring loss (gain)                               350                                    350              (362)
                                                ----------       ----------           -----------       -----------

Operating income                                     4,485            3,815                 8,956             6,258
Other income (expense):
  Interest expense                                  (3,523)          (3,609)               (7,009)           (5,555)
  Other expense, net                                    42               59                  (123)               24
                                                ----------       ----------           -----------       -----------

Income before income taxes                           1,004              265                 1,824               727
Provision for income taxes                             381               90                   696               269
                                                ----------       ----------           -----------       -----------

Net income                                      $      623       $      175           $     1,128       $       458
                                                ==========       ==========           ===========       ===========


Amounts per share of common stock:
  Net income - basic and diluted                $     0.13       $     0.03           $      0.23       $      0.09
  Dividends                                     $        -       $        -           $         -       $      0.05


Weighted average common shares outstanding           4,922            4,942                 4,929             4,942



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                June 30,                October 31,
                                                                                 1999                      1998
                                                                                 ----                      ----
                                                  ASSETS
Current assets:
  Cash and cash equivalents                                                  $     8,444                $     3,539
  Accounts receivable                                                             36,433                     35,175
  Inventories                                                                     14,354                     14,014
  Other current assets                                                             6,543                      9,454
                                                                             -----------                -----------

Total current assets                                                              65,774                     62,182
Property, plant and equipment, net of
  accumulated depreciation of $24,103
  at 6/30/99 and $19,288 at 10/31/98                                              54,492                     53,837
Cost in excess of assigned value of
  acquired companies, net of amortization                                         82,814                     85,861
Debt issuance costs and other non-current assets                                  10,096                     10,657
                                                                             -----------                -----------

Total assets                                                                 $   213,176                $   212,537
                                                                             ===========                ===========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt                                          $     2,000                $     2,000
  Accounts payable                                                                22,420                     21,072
  Other accrued liabilities                                                       14,048                     10,068
                                                                             -----------                -----------

Total current liabilities                                                         38,468                     33,140
Long-term debt                                                                   136,933                    141,467
Other non-current liabilities                                                     11,860                     12,401
                                                                             -----------                -----------

Total liabilities                                                                187,261                    187,008
                                                                             -----------                -----------

Shareholders' equity:
  Common stock                                                                     4,922                      4,942
  Capital in excess of par                                                         2,197                      2,258
  Accumulated other comprehensive income                                            (580)                      (580)
  Retained earnings                                                               19,376                     18,909
                                                                             -----------                -----------

Total shareholders' equity                                                        25,915                     25,529
                                                                             -----------                -----------

Total liabilities & shareholders' equity                                     $   213,176                $   212,537
                                                                             ===========                ===========



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                          Six Months Ended

                                                                                  June 30,                 June 30,
                                                                                   1999                      1998
                                                                                   ----                      ----
Operating Activities:
  Net income                                                                    $  1,128                 $      458
  Depreciation                                                                     3,779                      2,899
  Amortization                                                                     2,282                      1,846
  Gain on sale of capital assets                                                    (100)                      (362)
  Other, net                                                                        (152)                        83
  Changes in operating assets
   and liabilities, net                                                            4,147                       (634)
                                                                                --------                 ----------

Net cash provided by operations                                                   11,084                      4,290
                                                                                --------                 ----------

Investing Activities:
  Capital expenditures                                                            (4,477)                    (2,994)
  Proceeds from sale of capital assets                                               150                      1,367
  Acquisitions, net of cash acquired                                                                        (88,911)
                                                                                --------                 ----------

Net cash used in investing activities                                             (4,327)                   (90,538)
                                                                                --------                 ----------

Financing Activities:
  Net repayments on revolving credit line                                         (2,600)                   (31,800)
  Repayment of term note                                                          (1,000)                      (167)
  Repurchase of common stock                                                         (81)
  Proceeds from issuance of subordinated notes                                                              125,000
  Subordinated notes issuance costs                                                                          (4,849)
  Cash dividends                                                                                               (246)
                                                                                --------                 ----------

Net cash (used in) provided by financing activities                               (3,681)                    87,938
                                                                                --------                 ----------

Increase in cash                                                                   3,076                      1,690
Cash and cash equivalents, beginning of period                                     5,368                      3,427
                                                                                --------                 ----------

Cash and cash equivalents, end of period                                        $  8,444                 $    5,117
                                                                                ========                 ==========



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. Certain amounts from the prior year have been reclassified to conform to the current period's presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998 and the transition report on Form 10-Q for the two month period ended December 31, 1998.

                In 1998, the Company changed its annual reporting period from a fiscal year ending October 31 to a calendar year ending December 31. As a result, the financial information for the three and six months ended June 30, 1998 presented in this Form 10-Q has not been previously disclosed; however, management believes that this financial information includes all adjustments considered necessary for a fair presentation, and such adjustments are of a normal recurring nature.

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

                The 1998 unaudited pro-forma results of operations as if Deco and Turn-Matic had been acquired on January 1, 1998 would have been as follows:



                                                                                        Six Months Ended
                                                                                        ----------------
                                                                                Actual                   Pro Forma
                                                                               June 30,                   June 30,
                                                                                 1999                      1998
                                                                                 ----                      ----
                  Sales                                                      $   129,616                $   127,400
                                                                             ===========                ===========

                  Net income                                                 $     1,128                $       526
                                                                             ===========                ===========

                  Net income per share - basic and diluted                   $      0.23                $      0.11
                                                                             ===========                ===========


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

                The revolving credit agreement, the Company's $10 million term note and the Notes require the Company to comply with certain financial covenants including net worth, debt service coverage and total debt. The Company was in compliance with these covenants at June 30, 1999. In addition, the terms of the Notes required the Company to suspend its cash dividend.

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

                                                                         June 30,                   October 31,
                                                                           1999                        1998
                                                                           ----                        ----
                  Current assets                                        $   24,900                 $   24,700
                                                                        ==========                 ==========

                  Total assets                                          $  105,400                 $  107,500
                                                                        ==========                 ==========

                  Current liabilities                                   $   15,900                 $   15,300
                                                                        ==========                 ==========

                  Long-term debt                                        $    6,100                 $    6,100
                                                                        ==========                 ==========

                                                                                   Six Months Ended
                                                                                   ----------------
                                                                         June 30,                    June 30,
                                                                           1999                        1998
                                                                           ----                        ----
                  Sales                                                 $   68,200                 $   47,000
                                                                        ==========                 ==========

                  Operating income                                      $    9,900                 $    5,400
                                                                        ==========                 ==========


Note 4.           Inventories are summarized as follows:
                                                                         June 30,                   October 31,
                                                                           1999                        1998
                                                                           ----                        ----
                  Cost and estimated earnings of uncompleted
                    contracts in excess of related billings of $215
                    at 6/30/99 and $1,679 at 10/31/98                   $    1,935                 $    3,244
                  Raw materials                                              3,008                      4,903
                  Work in process and finished goods                         9,411                      5,867
                                                                        ----------                 ----------

                                                                        $   14,354                 $   14,014
                                                                        ==========                 ==========

                  Costs and estimated earnings of uncompleted contracts in excess of related billings represents revenue recognized under the percentage of completion method in excess of amounts billed.

Note 5. The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in 1998. Other comprehensive income for the three and six months ended June 30, 1999 and 1998 was zero, as the only component of other comprehensive income for these periods was the minimum pension liability adjustment which is determined on an annual basis at the end of each fiscal year.

Note 6. The Company is organized into three business segments: the Precision Machined Products segment, the Rubber and Plastic segment and the Special Machines segment. The Precision Machined Products segment produces transmission, powertrain and engine components and assemblies for the automotive, medium and heavy duty truck, and agricultural vehicle industries. The Rubber and Plastic segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry. The Special Machines segment designs and manufactures welding, assembly, forming, heat treating and testing machinery and equipment for the automotive, appliance and other industries. Other is primarily composed of corporate activities. Comparability of the information for the Precision Machined Products segment for the six months ended June 30 is affected by the acquisitions described in Note 2.

                 The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate all corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:



                                        Precision
                                        Machined           Rubber and            Special
                                        Products             Plastic            Machines             Other              Total
                                        --------             -------            --------             -----              -----
Sales to unaffiliated customers
  Three months ended June 30, 1999     $   45,313          $   13,176           $  6,427                            $   64,916
  1998                                     45,515              12,689              3,764                                61,968

  Six months ended June 30, 1999       $   90,920          $   26,549           $ 12,147                            $  129,616
  1998                                     74,891              25,824              7,906                               108,621

Operating income (loss)
  Three months ended June 30, 1999     $    4,989          $    1,308           $    499                            $    6,796
  1998                                      5,598                 854               (509)                                5,943

  Six months ended June 30, 1999       $   10,919          $    2,021           $    771                            $   13,711
  1998                                      8,943               1,405               (459)                                9,889

Identifiable assets
  June 30, 1999                        $  143,439          $   31,165           $ 12,507         $   26,065         $  213,176
  October 31, 1998                        143,977              34,313             10,492             23,755            212,537


A reconciliation of operating income for reportable segments to consolidated operating income is as follows:

                                                                  Three Months Ended                      Six Months Ended
                                                                  ------------------                      ----------------
                                                             June 30,            June 30,             June 30,         June 30,
                                                              1999                1998                  1999             1998
                                                              ----                ----                  ----             ----
Operating income for reportable segments                   $    6,796           $  5,943           $   13,711        $     9,889
Other operating loss, mainly unallocated corporate
  and other expenses                                             (813)              (982)              (2,123)            (2,147)
Amortization expense                                           (1,148)            (1,146)              (2,282)            (1,846)
Nonrecurring gain (loss)                                         (350)                                   (350)               362
                                                           ----------           --------           ----------        -----------

Consolidated operating income                              $    4,485           $  3,815           $    8,956        $     6,258
                                                           ==========           ========           ==========        ===========

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

RESULTS OF OPERATIONS

The following tables summarize the principal factors causing the Company's change in sales by segment, including the effect of acquisitions and change in sales from existing operations, for the quarter and six months ended June 30, 1999 compared with the same period one year ago.


                                                             Precision
                                                              Machined         Rubber and        Special
(In thousands)                                                Products           Plastic        Machines           Total
                                                              --------           -------        --------           -----
Quarter ended June 30, 1998 sales                            $   45,515       $   12,689        $   3,764      $   61,968
    Change from existing business                                  (202)             487            2,663           2,948
                                                             ----------       ----------        ---------      ----------

Quarter ended June 30, 1999 sales                            $   45,313       $   13,176        $   6,427      $   64,916
                                                             ==========       ==========        =========      ==========

Six months ended June 30, 1998 sales                         $   74,891       $   25,824        $   7,906      $  108,621
    Acquisitions                                                 16,053                                            16,053
    Change from existing business                                   (24)             725            4,241           4,942
                                                             ----------       ----------        ---------      ----------

Six months ended June 30, 1999 sales                         $   90,920       $   26,549        $  12,147      $  129,616
                                                             ==========       ==========        =========      ==========



Consolidated sales were $64.9 million for the quarter, an increase of $2.9 million, or 4.8%, compared with sales of $62.0 million for the second quarter of 1998. Sales for the Precision Machined Products segment decreased $0.2 million, or 0.4%, to $45.3 million, sales for the Rubber and Plastic segment increased $0.5 million, or 3.8%, to $13.2 million, and sales for the Special Machines segment increased $2.7 million, or 70.7%, to $6.4 million. The decrease in sales for the Precision Machined Products segment was due to a continued decline in sales of agricultural machined components (down approximately $5.1 million), almost completely offset by volume increases at customers of automotive and heavy duty truck machined components. Sales in the Rubber and Plastic segment increased due to volume increases at automotive component customers. The Special Machines segment sales for the quarter increased due to the increase in new orders experienced during the quarter as compared to the second quarter of 1998.

Consolidated sales for the six month period ended June 30, 1999 increased by $21.0 million to $129.6 million compared with sales of $108.6 million for the same period of 1998. The increase in sales was primarily due to sales from the acquisitions of Deco and Turn-Matic, referred to collectively as the "Acquisitions," as well as the increase in the rate of new orders in the Special Machines segment.

Consolidated gross margin was $11.7 million, or 18.0% of sales, for the quarter ended June 30, 1999 compared with $11.4 million, or 18.4% of sales, for the same period of 1998. The gross margin increase of $0.3 million was due to the increase in sales. The decrease in the gross margin as a percentage of sales is primarily due to the $5.1 million decrease in agricultural machined component sales, which historically have had higher gross margin as a percentage of sales as compared to automotive and heavy duty truck machined components sales.

Consolidated gross margin for the six months ended June 30, 1999 was $24.2 million or 18.7% of sales compared with $19.2 million or 17.7% of sales for the same period one year ago. The increase in gross margin and gross margin as a percentage of sales is primarily due to the Acquisitions, as well as management's focus on improving the manufacturing operations of the Company through continuous improvement (Kaizen) programs and other methods. The increase in gross margin and gross margin as a percentage of sales more than offset the decline caused by the decrease in agricultural machined component sales noted above.

Selling, general and administrative expenses (SG&A) decreased to $5.7 million, or 8.7% of sales, for the quarter ended June 30, 1999, from $6.4 million, or 10.4% of sales, for the quarter ended June 30, 1998. The decrease in SG&A was primarily due to headcount reductions and management incentive adjustments recorded in the second quarter of 1999.

SG&A increased to $12.6 million, or 9.7% of sales, for the six months ended June 30, 1999, from $11.5 million, or 10.6% of sales, for the same period in 1998. The increase in SG&A was primarily due to the increase in sales as well as the Acquisitions, which accounted for approximately $0.8 million of the increase in 1999.

Amortization expense was $1.1 million for the quarter ended June 30, 1999, consistent with amortization expense recorded for the quarter ended June 30, 1998. Amortization expense increased to $2.3 million in the six month period ended June 30, 1999 from $1.8 million in the same period of 1998 due to the Acquisitions.

The Company recorded a nonrecurring loss of $0.4 million in the second quarter of 1999 for costs that will be incurred related to the closure of the Livonia, Michigan facility. Management expects the closure of this facility will occur in the third quarter of 1999.

The first quarter of 1998 included a nonrecurring gain of approximately $0.4 million related to the sale of the land and building where the Company's Machine Tool division was located prior to its being sold in October 1996.

Operating income (loss) by segment was as follows:


                                    Precision                                                           Amortization
                                    Machined         Rubber and          Special                        Expense/Non-
(In thousands)                      Products           Plastic          Machines            Other      recurring Items      Total
                                    --------           -------          --------            -----      ---------------      -----
Quarter ended June 30, 1998         $  5,598         $     854           $  (509)       $    (982)        $  (1,146)     $   3,815
    Change from existing business       (609)              454             1,008              169              (352)           670
                                    --------         ---------           -------        ---------         ---------      ---------

Quarter ended June 30, 1999         $  4,989         $   1,308           $   499        $    (813)        $  (1,498)     $   4,485
                                    ========         =========           =======        =========         =========      =========



Six months ended June 30, 1998      $  8,943         $   1,405           $  (459)       $  (2,147)        $  (1,484)     $   6,258
    Acquisitions                       2,265                                                                   (434)         1,831
    Change from existing business       (289)              616             1,230               24              (714)           867
                                    --------         ---------           -------        ---------         ---------      ---------

Six months ended June 30, 1999      $ 10,919         $   2,021           $   771        $  (2,123)        $  (2,632)     $   8,956
                                    ========         =========           =======        =========         =========      =========


Consolidated operating income for the second quarter of 1999 was $4.5 million, or 6.9% of sales, compared with operating income of $3.8 million, or 6.2% of sales for the same period one year ago. The increase in operating income was due primarily to an increase in orders in the Special Machines segment and cost savings in the Rubber and Plastic segment, partially offset by a decrease in agricultural machined component orders in the Precision Machined Products segment and a $350,000 non-recurring loss recorded for the closure of the Livonia, Michigan facility.

Operating income for the Precision Machined Products segment decreased $0.6 million to $5.0 million in the quarter ended June 30, 1999 from $5.6 million in the same period of 1998. Operating margin decreased to 11.0% of segment sales in 1999 from 12.3% of segment sales in 1998. The decrease in operating income and operating margin was primarily due to the decrease in sales of agricultural machined components as compared to the prior year, partially offset by volume increases of the Company's automotive and heavy duty truck machined components.

Operating income for the Rubber and Plastic segment increased $0.4 million to $1.3 million in the second quarter from operating income of $0.9 million in the second quarter of 1998. Operating margin increased to 9.9% of segment sales in 1999 from 6.7% in 1998. The increase in operating income was primarily due to cost savings achieved from the closure of the Auburn Hills facility in the first quarter of 1999, and improvements in operational inefficiencies experienced in the 1998 period that were mainly the result of high labor turnover caused by full employment in local economies.

Operating income for the Special Machines segment increased $1.0 million to $0.5 million, or 7.8% of sales, in the quarter ended June 30, 1999 from operating loss of $0.5 million in the same period of 1998. The increase in operating income was primarily due to the increased revenue and the profitability of contracts in progress within the segment.

Interest expense decreased $0.1 million to $3.5 million in the second quarter from $3.6 million in the second quarter of 1998. The slight decrease in interest expense was due to reductions in long term debt and fewer borrowings on the line of credit facility. Interest expense for both the 1999 and 1998 periods included approximately $0.1 million of amortization of debt issuance costs.

The Company's sales outlook for the balance of 1999 remains positive. The Company anticipates automotive and heavy and medium duty truck sales to be comparable or slightly positive compared with 1998. The Company's Special Machines segment backlog was $12.7 million as of June 30, 1999, up $7.5 million compared with June 30, 1998. Agricultural machined component sales will continue to be below 1998 levels for the balance of 1999 due to the downturn in the agricultural market which began in the summer of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash provided by operations for the six months ended June 30, 1999 was approximately $11.1 million. Cash outflows for capital expenditures of $4.5 million and for debt repayments of $3.6 million left the Company with over $8.4 million in cash at June 30, 1999. This cash balance will more than cover the $6.1 million semi-annual interest payment due on September 1, 1999 for the subordinated notes.

Effective January 15, 1998 the Company's revolving credit facility was amended and restated to become the Senior Credit Facility and was increased to provide total revolving credit availability of $50.0 million concurrent with completion of the issuance of the Notes on March 4, 1998. Availability of funds under the Senior Credit Facility is subject to satisfaction of certain financial ratios and other conditions. At June 30, 1999 the Company had no borrowings outstanding under its Senior Credit Facility. The Senior Credit Facility covenant related to the ratio of funded debt to earnings before interest, taxes, depreciation, and amortization would have limited the borrowing availability to $30.9 million at June 30, 1999. The Senior Credit Facility is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc.'s real estate. The current expiration of the Senior Credit Facility is February 28, 2001.

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

No dividends were declared or paid during the first two quarters of 1999 and the second quarter of 1998. The Company paid a dividend of $0.05 per share of common stock during the first quarter of 1998. Total dividends paid during the first quarter of 1998 were $246,000. The terms of the Notes required the suspension of cash dividends.

OTHER FINANCIAL DATA/INFORMATION

Newcor's sales, operating income, interest expense, depreciation, amortization, and capital expenditures for the three and twelve months ended June 30, 1999 were as follows:



                                                                                Period Ended June 30, 1999
                                                                       Three Months                 Twelve Months
                                                                       ------------                 -------------
Sales                                                                    $  64,900                  $  246,300
Operating income                                                             4,500                      14,100
Interest expense                                                             3,500                      14,200
Depreciation                                                                 1,900                       7,100
Amortization                                                                 1,100                       4,500
Capital expenditures                                                         2,400                      12,000

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

The Company began to address the Y2K issue in 1997 by identifying all systems and equipment that could be affected by the Y2K issue. This process is substantially complete, and management has determined that only one location of the Company is currently using an information technology system that is not Y2K compliant. During the second quarter of 1999, the Company announced that it was closing this location during the third quarter of 1999. Most of the Company's non-information technology systems and equipment, including production equipment, telephones, security and electrical are currently Y2K compliant. Any costs incurred for replacing or remediating non-information technology systems and equipment are not expected to be material. The Company's Y2K efforts are funded through operating cash flow.

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


                                                        NEWCOR, INC.
                                                        ------------------------
                                                        Registrant

         Date:   August 13, 1999                        /s/ James J. Connor
                                                        ------------------------
                                                        James J. Connor
                                                        Vice President-Finance
                                                        Principal Financial and
                                                        Accounting Officer

EXHIBIT INDEX

27      Financial Data Schedule (EDGAR version only).