Form 10-Q
period 1999-09-30
NEWCOR INC
filed 1999-11-15
CIK 71745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                          Commission file number 1-5985
                                                 ------


                                  NEWCOR, INC.
                                  ------------

             (Exact name of registrant as specified in its charter)

DELAWARE                                               38-0865770
----------------------------             ----------------------------------
(State of incorporation)                (I.R.S. Employer Identification No.)


1825 S. Woodward Ave., Suite 240                         48302
---------------------------------------             ----------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (248) 253-2400
                                                     -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 10, 1999, the Registrant has 4,920,834 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.

                          PART I. FINANCIAL INFORMATION

                                  NEWCOR, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                     Three Months Ended                      Nine Months Ended
                                                     ------------------                      -----------------

                                               September 30,     September 30,         September 30,    September 30,
                                                   1999              1998                  1999             1998
                                                   ----              ----                  ----             ----

Sales                                           $   61,230       $   56,482           $   190,846       $   165,103
Cost of sales                                       54,516           46,235               159,918           135,644
                                                ----------       ----------           -----------       -----------

Gross margin                                         6,714           10,247                30,928            29,459
Selling, general and administrative expenses         6,789            5,712                19,415            17,182
Amortization expense                                 1,147            1,163                 3,429             3,009
Nonrecurring loss (gain)                                                                      350              (362)
                                                ----------       ----------           -----------       -----------

Operating (loss) income                             (1,222)           3,372                 7,734             9,630
Other income (expense):
  Interest expense                                  (3,482)          (3,633)              (10,491)           (9,188)
  Other expense, net                                  (235)              59                  (358)               83
                                                ----------       ----------           -----------       -----------

(Loss) income before income taxes                   (4,939)            (202)               (3,115)              525
Income tax (benefit) provision                      (1,823)             (68)               (1,127)              201
                                                ----------       ----------           -----------       -----------

Net (loss) income                               $   (3,116)      $     (134)          $    (1,988)      $       324
                                                ==========       ==========           ===========       ===========

Amounts per share of common stock:
  Net (loss) income - basic and diluted         $    (0.63)      $    (0.03)          $     (0.40)      $      0.07
  Dividends                                     $        -       $        -           $         -       $      0.05


Weighted average common shares outstanding           4,921            4,942                 4,927             4,942



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                              September 30,             October 31,
                                                                                  1999                     1998
                                                                                  ----                     ----
                                                       ASSETS
Current assets:
  Cash and cash equivalents                                                  $     4,476                $     3,539
  Accounts receivable                                                             35,230                     35,175
  Inventories                                                                     17,196                     14,014
  Other current assets                                                             7,246                      9,454
                                                                             -----------                -----------

Total current assets                                                              64,148                     62,182
Property, plant and equipment, net of
  accumulated depreciation of $26,142
  at 9/30/99 and $19,288 at 10/31/98                                              56,450                     53,837
Cost in excess of assigned value of
  acquired companies, net of amortization                                         81,669                     85,861
Debt issuance costs and other non-current assets                                   9,637                     10,657
                                                                             -----------                -----------

Total assets                                                                 $   211,904                $   212,537
                                                                             ===========                ===========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                          $     2,000                $     2,000
  Accounts payable                                                                28,096                     21,072
  Other accrued liabilities                                                       10,760                     10,068
                                                                             -----------                -----------

Total current liabilities                                                         40,856                     33,140
Long-term debt                                                                   136,433                    141,467
Other non-current liabilities                                                     11,822                     12,401
                                                                             -----------                -----------

Total liabilities                                                                189,111                    187,008
                                                                             -----------                -----------

Shareholders' equity:
  Common stock                                                                     4,921                      4,942
  Capital in excess of par                                                         2,195                      2,258
  Accumulated other comprehensive income                                            (580)                      (580)
  Retained earnings                                                               16,257                     18,909
                                                                             -----------                -----------

Total shareholders' equity                                                        22,793                     25,529
                                                                             -----------                -----------

Total liabilities & shareholders' equity                                     $   211,904                $   212,537
                                                                             ===========                ===========


                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                         Nine Months Ended
                                                                                         -----------------

                                                                              September 30,             September 30,
                                                                                  1999                      1998
                                                                                  ----                      ----
Operating Activities:
  Net (loss) income                                                             $ (1,988)                $      324
  Depreciation                                                                     5,855                      4,531
  Amortization                                                                     3,429                      3,009
  Gain on sale of capital assets                                                     (68)                      (362)
  Other, net                                                                         236                       (381)
  Changes in operating assets
   and liabilities, net                                                            4,190                     (4,653)
                                                                                --------                 ----------

Net cash provided by operations                                                   11,654                      2,468
                                                                                --------                 ----------

Investing Activities:
  Capital expenditures                                                            (8,512)                    (6,465)
  Proceeds from sale of capital assets                                               150                      1,367
  Acquisitions, net of cash acquired                                                                        (88,911)
                                                                                --------                 ----------
Net cash used in investing activities                                             (8,362)                   (94,009)
                                                                                --------                 ----------

Financing Activities:
  Net repayments on revolving credit line                                         (2,600)                   (18,967)
  Repayment of term note                                                          (1,500)                      (500)
  Repurchase of common stock                                                         (84)
  Proceeds from issuance of subordinated notes                                                              125,000
  Subordinated notes issuance costs                                                                          (4,849)
  Cash dividends                                                                                               (246)
                                                                                --------                 ----------

Net cash (used in) provided by financing activities                               (4,184)                   100,438
                                                                                --------                 ----------

(Decrease) increase in cash                                                         (892)                     8,897
Cash and cash equivalents, beginning of period                                     5,368                      3,427
                                                                                --------                 ----------

Cash and cash equivalents, end of period                                        $  4,476                 $   12,324
                                                                                ========                 ==========



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

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


In 1998, the Company changed its annual reporting period from a fiscal year ending October 31 to a calendar year ending December 31. As a result, the financial information for the three and nine months ended September 30, 1998 presented in this Form 10-Q has not been previously disclosed; however, management believes that this financial information includes all adjustments considered necessary for a fair presentation, and such adjustments are of a normal recurring nature.

Note 2.    Business Acquisitions

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

The unaudited results of operations as if Deco and Turn-Matic had been acquired on January 1, 1998 would have been as follows:

                                                                            Nine Months Ended
                                                                            -----------------
                                                                    Actual                  Pro Forma
                                                                 September 30,            September 30,
                                                                     1999                     1998
                                                                     ----                     ----

Sales                                                           $   190,846               $   183,900
                                                                ===========               ===========

Net income                                                      $    (1,988)              $       392

Net income per share - basic and diluted                        $     (0.40)              $      0.08

These pro-forma results do not purport to be indicative of the results that would actually have occurred had the acquisitions been made on January 1, 1998 or which may occur in the future.

Note 3.    Financing

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

Subsequent to September 30, 1999, the Company became aware that certain transactions involving market purchases of its common shares by the Company might have violated certain provisions of the indenture related to the Notes. These purchases, made to support its employee benefit programs, approximated $108,000. The Company notified the Trustee for the Noteholders regarding these transactions and sold common shares to certain of its directors and management in a private placement for cash proceeds equivalent to the original cost plus imputed interest and other expenses. The shares were sold from the Company's treasury stock at the then-prevailing market price, for an aggregate sum of $120,000. The Company believes that any non-compliance with the indenture resulting from its prior stock purchases now has been fully remedied and no longer is continuing. In addition, cross default provisions under the Company's bank credit agreement, have also been waived for the period prior to remedying the matter related to the indenture. Accordingly, the Notes are reflected in the financial statements consistent with maturity terms specified at issuance.

In conjunction with the Notes offering, the Company's credit agreement was amended to allow total borrowing availability of up to $50.0 million. The credit agreement was further amended on October 14, 1999 revising certain covenants and borrowing base limitations. The amendment provides for the Company to borrow, under its line of credit, an amount equal to 80% of qualified domestic accounts receivable. The revolving credit agreement is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc.'s real estate. The agreement expires on February 28, 2001. Current available but unused borrowings under the agreement were $26.2 million at September 30, 1999.

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

                                                       September 30,                  October 31,
                                                           1999                           1998
                                                           ----                           ----

Current assets                                         $    25,300                    $    24,700
                                                       ===========                    ===========

Total assets                                           $   107,600                    $   107,500
                                                       ===========                    ===========

Current liabilities                                    $    20,900                    $    15,300
                                                       ===========                    ===========

Long-term debt                                         $     6,100                    $     6,100
                                                       ===========                    ===========

                                                                     Nine Months Ended
                                                       September 30,                  September 30,
                                                           1999                           1998
                                                           ----                           ----

Sales                                                  $   102,900                    $    77,600
                                                       ===========                    ===========

Operating income                                       $    11,300                    $     8,600
                                                       ===========                    ===========

Note 4.    Inventory

Inventories are summarized as follows:

                                                                       September 30,               October 31,
                                                                           1999                        1998
                                                                           ----                        ----
Cost and estimated earnings of uncompleted
contracts in excess of related billings of $360
at 9/30/99 and $1,679 at 10/31/98                                       $    5,294                 $    3,244
Raw materials                                                                2,787                      4,903
Work in process and finished goods                                           9,115                      5,867
                                                                        ----------                 ----------

                                                                        $   17,196                 $   14,014
                                                                        ==========                 ==========

Costs and estimated earnings of uncompleted contracts in excess of related billings represents revenue recognized under the percentage of completion method in excess of amounts billed.

Note 5.    Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in 1998. Other comprehensive income for the three and nine months ended September 30, 1999 and 1998 was zero, as the only component of other comprehensive income for these periods was the minimum pension liability adjustment which is determined on an annual basis at the end of each fiscal year.

Note 6.    Segment Reporting

The Company is organized into three business segments: the Precision Machined Products segment, the Rubber and Plastic segment and the Special Machines segment. The Precision Machined Products segment produces transmission, powertrain and engine components and assemblies for the automotive, medium and heavy duty truck, and agricultural vehicle industries. The Rubber and Plastic segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry. The Special Machines segment designs and manufactures welding, assembly, forming, heat treating and testing machinery and equipment for the automotive, appliance and other industries. Other is primarily composed of corporate activities. Comparability of the information for the Precision Machined Products segment for the nine months ended September 30 is affected by the acquisitions described in Note 2.

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate all corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

                                        Precision
                                        Machined       Rubber and         Special
                                        Products         Plastic         Machines           Other          Total
                                        --------         -------         --------           -----          -----
Sales to unaffiliated customers
  Three months ended September 30,
  1999                                $    44,174     $   11,439       $     5,617                      $   61,230
  1998                                     39,654         10,753             6,075                          56,482
  Nine months ended September 30,
  1999                                $   135,094     $   37,988       $    17,764                      $  190,846
  1998                                    114,545         36,577            13,981                         165,103

Operating income
  Three months ended September 30,
  1999                                $       780     $      337       $       268                      $    1,385
  1998                                      4,327            531               734                           5,592
  Nine months ended September 30,
  1999                                $    11,699     $    2,358       $     1,039                      $   15,096
  1998                                     13,270          1,936               275                          15,481

Identifiable assets
  September 30, 1999                  $   143,622     $   30,646       $    13,366      $   24,270      $  211,904
  October 31, 1998                        143,977         34,313            10,492          23,755         212,537

A reconciliation of operating income for reportable segments to consolidated operating (loss) income is as follows:

                                                       Three Months Ended                  Nine Months Ended
                                                       ------------------                  -----------------

                                                  September 30,    September 30,    September 30,     September 30,
                                                      1999             1998             1999              1998
                                                      ----             ----             ----              ----

Operating income for reportable segments            $   1,385      $    5,592         $  15,096         $ 15,481
Other operating loss, mainly unallocated
  corporate and other expenses                         (1,460)         (1,057)           (3,583)          (3,204)
Amortization expense                                   (1,147)         (1,163)           (3,429)          (3,009)
Nonrecurring (loss) gain                                                                   (350)             362
                                                    ---------      ----------         ---------         --------

Consolidated operating (loss) income                $  (1,222)     $    3,372         $   7,734         $  9,630
                                                    =========      ==========         =========         ========

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

The Company continued its strategy to build the Precision Machined Products segment as a high volume automotive supplier when, on March 4, 1998, the Company purchased the common stock of Grand Machining Company, Deco Technologies, Inc. and Deco International, Inc. (collectively, "Deco") for approximately $55.0 million and the common stock of Turn-Matic, Inc. ("Turn-Matic") for approximately $17.0 million. These acquisitions were financed concurrent with the issuance of $125 million of 9.875% Senior Subordinated Notes due 2008 (the "Notes"). Deco manufactures high-volume, precision-machined engine and powertrain components and assemblies for the medium and heavy duty truck and automotive industries, while Turn-Matic manufactures high volume, precision machined engine components and assemblies for the automotive industry. These companies have product lines and capabilities that management believes are complementary to the other businesses in Newcor's Precision Machined Products segment.

RESULTS OF OPERATIONS

The following tables summarize the principal factors causing the Company's change in sales by segment, including the effect of acquisitions and change in sales from existing operations, for the quarter and nine months ended September 30, 1999 compared with the same period one year ago.

                                                      Precision
                                                      Machined         Rubber and        Special
(In thousands)                                        Products           Plastic         Machines           Total
                                                      --------           -------         --------           -----

Quarter ended September 30, 1998 sales            $     39,654         $   10,753       $   6,075        $   56,482
    Change from existing business                        4,520                686            (458)            4,748
                                                  ------------         ----------       ---------        ----------

Quarter ended September 30, 1999 sales            $     44,174         $   11,439       $   5,617        $   61,230
                                                  ============         ==========       =========        ==========

Nine months ended September 30, 1998 sales        $    114,545         $   36,577       $  13,981        $  165,103
    Acquisitions                                        16,053                                               16,053
    Change from existing business                        4,496              1,411           3,783             9,690
                                                  ------------         ----------       ---------        ----------

Nine months ended September 30, 1999 sales        $    135,094         $   37,988       $  17,764        $  190,846
                                                  ============         ==========       =========        ==========

Consolidated sales were $61.2 million for the quarter, an increase of $4.7 million, or 8.4%, compared with sales of $56.5 million for the third quarter of 1998. Sales for the Precision Machined Products segment increased $4.5 million, or 11.4%, to $44.2 million, sales for the Rubber and Plastic segment increased $0.7 million, or 6.4%, to $11.4 million, and sales for the Special Machines segment decreased $0.5 million, or 7.5%, to $5.6 million. The increase in sales for the Precision Machined Products segment was due to volume increases in the automotive and heavy duty truck markets of $7.8 million, partially offset by the continued decline in agricultural machined component sales of $3.3 million. Sales in the Rubber and Plastic segment increased due to volume increases at automotive component customers. The Special Machines segment sales for the quarter decreased due to the decrease in new orders experienced during the quarter as compared to the third quarter of 1998.

Consolidated sales for the nine month period ended September 30, 1999 increased by $25.7 million to $190.8 million compared with sales of $165.1 million for the same period of 1998. The increase in sales was primarily due to sales from the acquisitions of Deco and Turn-Matic, referred to collectively as the "Acquisitions," as well as the increase in the rate of new orders in the Special Machines segment.

Consolidated gross margin was $6.7 million, or 11.0% of sales, for the quarter ended September 30, 1999 compared with $10.2 million, or 18.1% of sales, for the same period of 1998. The gross margin decrease and the decrease in the gross margin as a percentage of sales is primarily due to the launch of a new product in the Precision Machined Products segment. The launch has resulted in poor productivity and high scrap rates as the operation moves to increasing production output. In addition to the new product launch, a second operation in this segment continues to incur higher operating losses caused by labor inefficiencies and increased scrap rates. The profitability of the higher sales in the heavy duty truck market partially offset these decreases in margin.

Consolidated gross margin for the nine months ended September 30, 1999 was $30.9 million or 16.2% of sales compared with $29.5 million or 17.8% of sales for the same period one year ago. The increase in gross margin is primarily due to the Acquisitions and the increased sales in the automotive and heavy duty truck markets, partially offset by the decrease in gross margin from the difficulties noted at two operations in the Precision Machined Products segment noted above and the decrease in agricultural machined component sales. The decrease in gross margin as a percentage of sales is primarily due to the difficulties at two operations in the Precision Machined Products segment discussed above.

Selling, general and administrative expenses ("SG&A") increased to $6.8 million, or 11.9% of sales, for the quarter ended September 30, 1999, from $5.7 million, or 10.1% of sales, for the quarter ended September 30, 1998. The increase in SG&A was primarily due to a reduction in management incentive adjustments recorded in the third quarter of 1998.

SG&A increased to $19.4 million, or 10.2% of sales, for the nine months ended September 30, 1999, from $17.2 million, or 10.4% of sales, for the same period in 1998. The increase in SG&A was primarily due to the increase in sales as well as the Acquisitions, which accounted for approximately $0.8 million of the increase in 1999.

Amortization expense was $1.1 million for the quarter ended September 30, 1999, consistent with amortization expense recorded for the quarter ended September 30, 1998. Amortization expense increased to $3.4 million in the nine month period ended September 30, 1999 from $3.0 million in the same period of 1998 due to the Acquisitions.

The Company recorded a nonrecurring loss of $0.4 million in the second quarter of 1999 for costs that were incurred related to the closure of the Livonia, Michigan facility. This facility was closed in the third quarter of 1999.

The first quarter of 1998 included a nonrecurring gain of approximately $0.4 million related to the sale of the land and building where the Company's Machine Tool division was located prior to its being sold in October 1996.

Operating income (loss) by segment was as follows:

                                  Precision                                                 Amortization
                                  Machined      Rubber and        Special                   Expense/Non-
(In thousands)                    Products        Plastic        Machines        Other     recurring Items    Total
                                  --------        -------        --------        -----     ---------------    -----

Quarter ended
September 30, 1998               $   4,327        $    531       $    734     $  (1,057)     $   (1,163)    $   3,372
Change from existing business       (3,547)           (194)          (466)         (403)             16        (4,594)
                                 ---------        --------       --------     ---------      ----------     ---------

Quarter ended
September 30, 1999               $     780        $    337       $    268     $  (1,460)     $   (1,147)    $  (1,222)
                                 =========        ========       ========     =========      ==========     =========

Nine months ended
September 30, 1998               $  13,270        $  1,936       $    275     $  (3,204)     $   (2,647)    $   9,630
Acquisitions                         2,265                                                         (434)        1,831
Change from existing business       (3,836)            422            764          (379)           (698)       (3,727)
                                 ---------        --------       --------     ---------      ----------     ---------

Nine months ended
September 30, 1999               $  11,699        $  2,358       $  1,039     $  (3,583)     $   (3,779)    $   7,734
                                 =========        ========       ========     =========      ==========     =========

Consolidated operating loss for the third quarter of 1999 was $1.2 million, or 2.0% of sales, compared with operating income of $3.4 million, or 6.0% of sales for the same period one year ago. The decrease in operating income was due primarily to the difficulties noted above at two of the operations in the Precision Machined Products segment, partially offset by higher sales in the heavy duty truck market.

Operating income for the Precision Machined Products segment decreased $3.5 million to $0.8 million in the quarter ended September 30, 1999 from $4.3 million in the same period of 1998. Operating margin decreased to 1.8% of segment sales in 1999 from 10.9% of segment sales in 1998. The decrease in operating income and operating margin was primarily due to the difficulties noted above at two operations in this segment, partially offset by higher sales in the heavy duty truck market.

Operating income for the Rubber and Plastic segment decreased $0.2 million to $0.3 million in the third quarter from operating income of $0.5 million in the third quarter of 1998. Operating margin decreased to 2.9% of segment sales in 1999 from 4.9% in 1998. The decrease in operating income was primarily due to closure costs and production inefficiencies associated with the closure of the Livonia, Michigan facility during the quarter, partially offset by cost savings achieved from the closure of the Auburn Hills facility in the first quarter of 1999 and improvements in operational inefficiencies experienced in the 1998 period that were mainly the result of high labor turnover caused by full employment in local economies.

Operating income for the Special Machines segment decreased $0.4 million to $0.3 million, or 4.8% of sales, in the quarter ended September 30, 1999 from $0.7 million in the same period of 1998. The decrease in operating income was primarily due to the decreased revenue and the profitability of contracts in progress within the segment.

Interest expense decreased $0.1 million to $3.5 million in the third quarter from $3.6 million in the third quarter of 1998. The slight decrease in interest expense was due to reductions in long term debt and fewer borrowings on the line of credit facility. Interest expense for both the 1999 and 1998 periods included approximately $0.1 million of amortization of debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash provided by operations for the nine months ended September 30, 1999 was approximately $11.7 million. Cash outflows for capital expenditures of $8.5 million and for debt repayments of $4.1 million left the Company with $4.5 million in cash at September 30, 1999. In addition, the Company made the $6.1 million semi-annual interest payment on September 1, 1999 for the subordinated notes.

Effective January 15, 1998 the Company's revolving credit facility was amended and restated to become the Senior Credit Facility ("the Facility") and was increased to provide total revolving credit availability of $50.0 million concurrent with completion of the issuance of the Notes on March 4, 1998. The Facility was further amended on October 14, 1999 primarily to ease certain restrictive covenants and limit revolving credit borrowings to an asset based calculation. Availability of funds under the Facility is subject to satisfaction of certain financial ratios and other conditions. At September 30, 1999 the Company had no borrowings outstanding under the Facility and current borrowing availability of $26.2 million using the criteria established in the Facility, as amended. The Facility is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc.'s real estate. The current expiration of the Facility is February 28, 2001.

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

The Company believes that, through a combination of cash flow from operations and available credit under the Facility it will have adequate cash available to service debt obligations, fund capital improvements and maintain adequate working capital.

No dividends were declared or paid during the first three quarters of 1999 and the second and third quarters of 1998. The Company paid a dividend of $0.05 per share of common stock during the first quarter of 1998. Total dividends paid during the first quarter of 1998 were $246,000. The terms of the Notes required the suspension of cash dividends.

OTHER FINANCIAL DATA/INFORMATION

Newcor's sales, operating income, interest expense, depreciation, amortization, and capital expenditures for the three and twelve months ended September 30, 1999 were as follows:

                                               Period Ended September 30, 1999
                                        Three Months                 Twelve Months
                                        ------------                 -------------
Sales                                    $  61,200                    $  251,300
Operating (loss) income                     (1,200)                        9,500
Interest expense                             3,500                        14,000
Depreciation                                 2,100                         8,000
Amortization                                 1,100                         4,500
Capital expenditures                         4,000                        12,500

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

The Company began to address the Y2K issue in 1997 by identifying all systems and equipment that could be affected by the Y2K issue. This process is complete. Management determined that only one location of the Company was using an information technology system that was not Y2K compliant. During the third quarter of 1999, the Company closed this location. The Company's non-information technology systems and equipment, including production equipment, telephones, security and electrical are currently Y2K compliant. Costs incurred for replacing or remediating non-information technology systems and equipment were not material. The Company's Y2K efforts are funded through operating cash flow.

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


Item 3.   Defaults Upon Senior Securities
          (a) See this Form 10Q, Part I, Item I - Financial Statements,
              Footnote 3 - Financing, which is herein incorporated by reference.


                                  NEWCOR, INC.
                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:
         (a) Exhibits

             Exhibit 4(a) - Fourth Amendment to Third Amended and Restated Revolving Credit Agreement, dated April 21, 1999, between Newcor, Inc. and Comerica Bank.

             Exhibit 4(b) - Fifth Amendment to Third Amended and Restated Revolving Credit Agreement, dated October 14, 1999, between Newcor, Inc. and Comerica Bank.

             Exhibit 27 - Financial Data Schedule (EDGAR version only)

         (b) Reports on Form 8-K

             None.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NEWCOR, INC.

                                               ------------------------------
                                                Registrant

         Date:    November 15, 1999            /s/ James J. Connor

                  -----------------            ------------------------------
                                                   James J. Connor
                                                   Vice President-Finance
                                                   Principal Financial and
                                                   Accounting Officer

EXHIBIT INDEX

4(a) Fourth Amendment to Third Amended and Restated Revolving Credit Agreement, dated April 21, 1999, between Newcor, Inc. and Comerica Bank.

4(b) Fifth Amendment to Third Amended and Restated Revolving Credit Agreement, dated October 14, 1999, between Newcor, Inc. and Comerica Bank.

27      Financial Data Schedule (EDGAR version only).