Form 10-K405
period 1999-12-31
NEWCOR INC
filed 2000-03-14
CIK 71745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                   [X] Annual Report Pursuant to Section 13 OR
                  15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999
                                       or
                 [ ] Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934
                    For the transition period from       to       .
                          Commission File number 1-5985

                                  NEWCOR, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                             38-0865770
---------------------------------                      ---------------------
 (State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


1825 S. Woodward Ave., Suite 240, Bloomfield Hills, Michigan        48302
------------------------------------------------------------      ----------
         (Address of principal executive offices)                 (Zip Code)
Registrant's telephone number, including area code   (248) 253-2400
                                                     --------------

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:                  Name of each exchange on which registered:
Common stock, $1 par value            American Stock Exchange
--------------------------            ------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 29, 2000 was $14,426,000. As of February 29, 2000, there were 4,910,987 shares of the Company's common stock ($1 par value) outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the annual shareholders report for the year ended December 31, 1999 are incorporated by reference into Parts I, II and IV. Portions of the proxy statement for the annual shareholders meeting to be held May 3, 2000 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION OF BUSINESS

Newcor, Inc., a Delaware corporation with its executive offices located in Bloomfield Hills, Michigan, (together with its wholly owned subsidiaries referred to as the "Company" or "Newcor") was organized in 1969 to succeed a Michigan corporation organized in 1933. The Company is organized into three operating segments: Precision Machined Products, Rubber and Plastic and Special Machines. The Precision Machined Products segment produces transmission, powertrain and engine components and assemblies primarily for the automotive, medium and heavy-duty truck, and agricultural vehicle industries. The Rubber and Plastic segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry. The Special Machines segment designs and manufactures welding, assembly, forming, heat treating and testing machinery and equipment for the automotive, appliance and other industries.

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

During 1997, the Company purchased the common stock of Plastronics Plus, Inc. ("Plastronics"), which primarily manufactures custom plastic injection-molded components for the automotive industry. Also during 1997, the Company sold the business and substantially all assets of its Eonic division, which operated in the Precision Machined Products segment.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

Financial information about operating segments is presented in Note 16 (Segment Reporting) of the Notes to Consolidated Financial Statements in Newcor's 1999 Annual Report to Shareholders. This information is hereby incorporated by reference. This segment information is supplemented by the additional financial information included under "Narrative Description of Business" below.

NARRATIVE DESCRIPTION OF BUSINESS

The Company sells and markets its products into five market segments defined as automotive (51%), heavy-duty truck (30%), capital goods (10%), agricultural (8%) and industrial (1%). The percentages following the market definition reflect the portion of 1999 consolidated revenue sold into that respective market. The markets served by the Company are highly cyclical and are impacted by the general strength of the economy, by prevailing interest rates and by other factors outside the control of the Company. The markets for automotive, heavy-duty trucks, agricultural vehicles and capital goods, for which the Company supplies goods and services have all experienced both strength in recent years as well as significant downturns. Such downturns have materially adversely affected the revenues, profitability and cash flow of suppliers to these industries, including the Company, and there can be no assurance that one or all such industries will not experience similar downturns in the future. A cyclical decline in overall demand in any of the markets served by the Company would have a material adverse effect on the Company's financial condition, results of operations and debt service capability.

The Company operates in industries that are highly competitive though fragmented. If any customer becomes dissatisfied with the Company's prices, quality or timeliness of delivery, it could award future business or move existing business to a competitor. There can be no assurance that the Company's products will continue to compete successfully with the products of competitors, including original equipment manufacturers ("OEM's") themselves, many of which are significantly larger and have greater financial and other resources than the Company.

Across all segments, sales in 1999 to Detroit Diesel Company, American Axle & Manufacturing and Ford Motor Company were approximately 28%, 18% and 14%, respectively, of consolidated sales. Although the Company presently has ongoing supply relationships with each of these customers, there can be no assurance that sales to these customers will continue at the same levels or at all. (Reference is made to Management's Discussion and Analysis in Item 7 of this report as it relates to certain lost business in the OEM heavy truck market.) Each of these customers has, and regularly exercises, substantial negotiating leverage over its suppliers, including the Company, and continuation of these relationships is dependent upon the customers' satisfaction with the price, quality and delivery of the Company's products and the Company's engineering capabilities and customer services. While management believes its relationships with its customers are mutually satisfactory, if any of these customers were to reduce substantially or discontinue its purchases from the Company, the financial condition and results of operations of the Company would be materially adversely affected. From time to time, suppliers to these large customers, including the Company, enter into agreements mandating periodic price reductions, which thereby effectively require such suppliers to improve their efficiency and reduce costs in order to maintain profit margins, and the Company is presently a party to several such contracts.

Precision Machined Products Segment

During 1999, the Precision Machined Products segment accounted for 71% of consolidated total revenue. This segment consists of five operating units at December 31, 1999: Blackhawk Engineering, MT&G, Deco, Turn-Matic and Rochester Gear.

Deco produces high-volume precision machined engine and powertrain components and assemblies for the heavy-duty truck market. Blackhawk's principal line of business is machining large gray iron, nodular iron and steel foundry castings for companies with business in the agricultural market. Rochester Gear produces high-quality shafts, axles, transmission parts and other machined components. MT&G manufactures differential pinion and side gears, output shafts and rear axle shafts. Turn-Matic manufactures high-volume, precision machined engine components and assemblies. Rochester Gear, MT&G and Turn-Matic participate primarily in the automotive market.

In 1999, approximately 48% of the Precision Machined Products segment revenue came from sales to the automotive market (OEM's and Tier 1 suppliers) and 41% from the heavy-duty diesel truck market. The remaining revenue was from sales to agricultural equipment manufacturers, primarily Deere & Company. Both divisions and subsidiaries in the Precision Machined Products segment have several competitors, primarily domestic. Orders are almost exclusively obtained through competitive bidding, based on quality, engineering capabilities, delivery and price. Substantially all of the segment's revenue comes from domestic sales through either the Company's sales staff or independent manufacturers' representatives. Engineering design changes and model year changes mandated for the OEM's in both the automotive and heavy-duty truck market occur routinely and require the Company to maintain competitive pricing with strong business relationships to ensure that future business is attained.

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

There are no unusual working capital requirements within the Precision Machined Products segment's divisions. In general, new business opportunities and capacity enhancements within this segment require substantial capital expenditures.

Newcor's Precision Machined Products segment primarily operates under annual blanket purchase orders with its customers. Specific releases against these blanket purchase orders are made on a daily basis by the customer. Accordingly, order backlog is not considered meaningful to this group.

None of the segment's revenue is derived from government contracts.

Rubber and Plastic Segment

During 1999, the Rubber and Plastic segment accounted for 19% of consolidated total revenue. This segment consisted of two divisions and one subsidiary at December 31, 1999: Deckerville, Walkerton and Plastronics. In 1999, approximately 91% of the Rubber and Plastic segment revenue came from sales to the automotive market (OEM's and Tier 1 suppliers). The remaining revenue resulted from a wide variety of markets, including health care, agricultural, appliance and others.

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

Each of the divisions in the Rubber and Plastic segment has several competitors, primarily all domestic. Orders are almost exclusively obtained through competitive bidding, based on quality, engineering capabilities, delivery and price. Almost all of the segment's revenue results from domestic sales through either the Company's sales staff or independent manufacturers' representatives. Engineering design changes and model year changes mandated for the OEM's in both the automotive and heavy-duty truck market occur routinely and require the Company to maintain competitive pricing with strong business relationships to ensure that future business is attained.

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

There are no unusual working capital requirements within the Rubber and Plastic segment's divisions.

Newcor's Rubber and Plastic segment primarily operates under annual blanket purchase orders with its customers. Specific releases against these blanket purchase orders are made on a daily basis by the customer. Accordingly, order backlog is not considered meaningful to this segment.

None of the segment's revenue is derived from government contracts.

Special Machines Segment

During 1999, the Special Machines segment accounted for 10% of consolidated total revenue. This segment consists of one division, Newcor Bay City ("Bay City"). The Bay City division designs and assembles standard and special custom machines and systems to meet its customers' welding, assembly, forming, heat treating and testing process requirements.

Approximately 82% of the Special Machines segment revenue came from sales to the automotive market (OEM's and Tier 1 suppliers) during 1999. The remaining revenue resulted from a variety of markets including appliance, consumer goods, aerospace and others.

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

Newcor has various patents and trademarks in the Special Machines Product segment that have been obtained over a number of years and expire at various times. While Newcor considers each of them to be important to its business, the loss of any patent or trademark would not materially affect the sales and profitability of the Company.

The Special Machines segment is not considered seasonal but revenue will vary significantly as the cyclical capital goods markets fluctuate with general economic conditions.

This segment's working capital requirements can vary significantly based on the number of and stage of contracts in process.

As of January 31, 2000, the Special Machines segment backlog was $9.1 million. Backlog at December 31, 1998 was $9.6 million. The backlog at January 31, 2000 is expected to be completed during the year ended December 31, 2000.

None of the segment's revenues resulted from government contracts.

Environmental Compliance

Compliance by the Company with federal, state and local laws and regulations pertaining to the environment has not and is not anticipated to have any material effect on the capital expenditures, earnings or operations of the Company. However, the Company's operations are subject to various federal, state and local environment laws, ordinances and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes and the health and safety of employees ("Environmental Laws"). The nature of the Company's current and former operations and the history of industrial uses at some of its facilities expose the Company to the risk of liabilities or claims with respect to environmental and related worker health and safety matters. Compliance with Environmental Laws, stricter interpretations of or amendments to such laws or more vigorous enforcement policies by regulatory agencies may require material expenditures by the Company. In addition, under certain

Environmental Laws a current or previous owner or operator of property may be liable for the costs of removal or remediation of certain hazardous substances or petroleum products on, under or in such property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred.

Employees

At January 31, 2000, the Company had approximately 2,000 employees. Approximately 25% of the Company's employees and contract workers at January 31, 2000 were represented by the United Auto Workers and the United Steel Workers of America. Collective bargaining agreements with these unions will expire at various times in 2000 and 2002. In addition, most of the Company's customers employ workforces represented by the United Auto Workers and other unions, and many of these customers have experienced work stoppages at various times in the past. A dispute between the Company and its employees, or between any of its major customers and such customers' employees, could have a material adverse effect on the Company's financial condition and results of operations. The labor strike of General Motors Corporation workers represented by the United Auto Workers in June 1998 adversely impacted the profitability of the Precision Machined Products and Rubber and Plastic segments. In addition, sustained economic growth in the United States has resulted in lower unemployment and higher demand for labor in many locations, including certain locations in which the Company operates. There can be no assurance that labor market conditions will not materially adversely affect one or more of the Company's businesses.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND SALES

The Company does not have any foreign operations and, therefore, does not segregate its revenue by geographic area. Export sales, principally to Mexico and Canada, represented less than 10% of consolidated revenue in 1999, 1998 and 1997.


FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS UNDER THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report, including the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") sections, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "intend," "will," "expect," "anticipate," "plan," "management believes," "estimate," "continue" or "position" or the negatives of or other variations on those terms or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow are forward-looking statements. Readers are cautioned that reliance on any forward-looking statements involves risks and uncertainties and that, although the Company believes that the assumptions on which the forward-looking statements contained in this report are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based on those assumptions also could be incorrect, and actual results may differ materially from any results indicated or suggested by those forward-looking statements. The uncertainties in this regard include, but are not limited to, those discussed under "Cautionary Statements Under the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" in the MD&A incorporated in this report, "Environmental Compliance" in this section, Item 3 of this report and other cautionary statements contained throughout the "Business Section" of this report. All forward-looking statements are expressly qualified by the cautionary statements set forth therein. In light of these and other uncertainties, the inclusion of a forward-looking statement in this report should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

ITEM 2.  PROPERTIES

The Company conducts its business in company-owned facilities totaling approximately 536,000 square feet and leased facilities totaling approximately 282,000 square feet of office, engineering, manufacturing and warehouse space, respectively. All of these facilities are fully utilized and are suitable to meet the current capacity needs of the divisions. Leases expire at various times through 2008, and the Company generally has extension options.

Below is a summary of the existing facilities:






LOCATION                            SQUARE FOOTAGE      TYPE OF INTEREST        DESCRIPTION OF USE

Corporate Office
Bloomfield Hills, MI                   7,000               Leased               Administrative Office

Precision Machined Products Group
---------------------------------

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

Turn-Matic
Clinton Township, MI                  93,000               Leased               Engine oil filter adapters, main
                                                                                bearing caps and manifolds

Rubber and Plastic Group
------------------------

Deckerville Division
Deckerville, MI                       89,000               Owned                Gear shift boots, steering column
                                                                                seals, shift lever gap hiders,
                                                                                windshield wiper covers and
                                                                                coated metal parts

Walkerton Division
Walkerton, IN                         33,000               Owned                Steering column seals and shift
                                                                                lever boots and gap hiders


LOCATION                            SQUARE FOOTAGE      TYPE OF INTEREST        DESCRIPTION OF USE

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

Special Machines Group
----------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information required by this item, other than the number of shareholders, is contained in Note 17 of the "Notes to Consolidated Financial Statements" in the Newcor, Inc. 1999 Annual Report to Shareholders. This information is incorporated herein by reference. At February 15, 2000 there were approximately 550 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is contained in the Newcor, Inc. 1999 Annual Report to Shareholders under the heading "Five Year Financial Summary." This information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Newcor, Inc. 1999 Annual Report to Shareholders. This information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that the Company is not subject to market risk exposures arising from derivative financial instruments, as well as all other financial instruments, and derivative commodity instruments as defined by Item 305 of Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item, including selected 1999 and 1998 quarterly financial data, is contained in the consolidated financial statements and notes thereon and "Report of Independent Accountants" in the Newcor, Inc. 1999 Annual Report to Shareholders. This information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Items 401 and 405 of Regulation S-K that will be contained in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2000 (the "2000 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K, which will be contained in the Company's 2000 Proxy Statement, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K, which will be contained in the Company's 2000 Proxy Statement, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K, which will be contained in the Company's 2000 Proxy Statement, is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

         The consolidated Financial Statements and Notes thereto contained in Newcor's 1999 Annual Report to Shareholders are incorporated herein by reference.

      2. Financial Statement Schedules

         None required.

     3. Exhibits (File number for all documents incorporated by reference is Commission File Number 1-5985, except as otherwise indicated below)

 3(a)        Restated Certificate of Incorporation dated July 25, 1990.
             Incorporated herein by reference from Exhibit 3(a) to report on Form 10-K for the fiscal year ended October 31, 1990.
 3(b) Amended and Restated By Laws of the Registrant effective as of December 17, 1999. Incorporated herein by reference from Exhibit 3(c) to current report on Form 8-K filed on January 3, 2000.

 4(a) Indenture dated as of March 4, 1998 between the Company, the subsidiary guarantors (as defined therein), and First Trust National Association as trustee, relating to the Notes (including forms of Notes). Incorporated herein by reference from Exhibit 4(a) to current report on Form 8-K filed on March 13, 1998.
 4(b) A/B Exchange Registration Rights Agreement dated as of March 4, 1998 between the Company, the subsidiary guarantors (as defined therein), and the initial purchasers of the Notes. Incorporated herein by reference from Exhibit 4(b) to current report on Form 8-K filed on March 13, 1998.
 4(c)        Form of 9 7/8% Series B Senior Subordinated Notes due 2008.
             Incorporated herein by reference from Exhibit 4.1.3 to Registration Statement on Form S-4 filed on April 30, 1998 (Commission File Number 333-51415).
 4(d) Rights Agreement, dated as of January 12, 2000, between Newcor, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. Incorporated herein by reference from Exhibit 4(h) to current report on Form 8-K filed on January 13, 2000.
 4(e) Third Amended and Restated Revolving Credit Agreement between Newcor, Inc. and Comerica Bank dated January 15, 1998. Incorporated herein by reference from Exhibit 4(a) to report on Form 10-K for the fiscal year ended October 31, 1997.
 4(f) First Amendment to Third Amended and Restated Revolving Credit Agreement, dated February 12, 1998, between Newcor, Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(m) to report on Form 10-Q for the quarter ended January 31, 1998.
 4(g) Second Amendment to Third Amended and Restated Revolving Credit Agreement, dated September 1, 1998, between Newcor, Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(f) to report on Form 10-K for the fiscal year ended October 31, 1998.
 4(h) Third Amendment to Third Amended and Restated Revolving Credit Agreement, dated October 30, 1998, between Newcor, Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(g) to report on Form 10-K for the fiscal year ended October 31, 1998.
 4(i) Fourth Amendment to Third Amended and Restated Revolving Credit Agreement, dated April 21, 1999, between Newcor, Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(a) to report on Form 10-Q for the quarter ended September 30, 1999.
 4(j) Fifth Amendment to Third Amended and Restated Revolving Credit Agreement, dated October 14, 1999, between Newcor, Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(b) to report on Form 10-Q for the quarter ended September 30, 1999.
 4(k) Sixth Amendment to Third Amended and Restated Revolving Credit Agreement, dated January 13, 2000 between Newcor, Inc. and
             Comerica Bank.
 4(l) Seventh Amendment to Third Amended and Restated Revolving Credit Agreement, dated December 31, 1999, between Newcor, Inc. and Comerica Bank. Registrant hereby undertakes to furnish copies of documents relating to $6.1 million Michigan Strategic Fund Limited Obligation Refunding Revenue Bonds, Series 1995, to the Securities and Exchange Commission upon its request.
10(a)* 1982 Incentive Stock Option Plan. Incorporated herein by reference from Exhibit 10(a) to report on Form 10-K for the fiscal year ended October 31, 1983.
10(b)* Newcor, Inc. Directors' Retirement Plan. Incorporated herein by reference from Exhibit 10(b) to report on Form 10-K for the fiscal year ended October 31, 1988.
10(c)* Board of Directors Deferred Directors' Fees Plan. Incorporated herein by reference from Exhibit 10(e) to report on Form 10-K for the fiscal year ended October 31, 1987.
10(d)* Agreement with Thomas D. Parker dated June 7, 1989. Incorporated herein by reference from Exhibit 10(h) to report on Form 10-K for the fiscal year ended October 31, 1992.
10(e)* Newcor, Inc. 1993 Management Stock Incentive Plan. Incorporated herein by reference from Exhibit 10(j) to report on Form 10-K for the fiscal year ended October 31, 1994.
10(f)* Amendment to Newcor, Inc. 1993 Management Stock Incentive Plan. Incorporated herein by reference from Exhibit 10(k) to report on Form 10-K for the fiscal year ended October 31, 1994.
10(g)* Employment Agreement with W. John Weinhardt dated February 13, 1995. Incorporated herein by reference from Exhibit 10(g) to report on Form 10-K for the fiscal year ended October 31, 1995.
10(h)* Change in Control Agreement with W. John Weinhardt dated February 13, 1995. Incorporated herein by reference from Exhibit 10(h) to report on Form 10-K for the fiscal year ended October 31, 1995.

10(i)*       1996 Employee Incentive Stock Plan dated March 6, 1996.
             Incorporated herein by reference from the Registrant's Proxy
             Statement dated February 5, 1996.
10(j)*       1996 Non-Employee Directors Stock Option Plan dated March 6, 1996.
             Incorporated by reference from the Registrant's Proxy Statement dated February 5, 1996.
10(k)*       Employment Agreement with Dennis H. Reckinger dated July 31, 1992.
             Incorporated herein by reference from Exhibit 10(n) to report on
             Form 10-K for the fiscal year ended October 31, 1997.
10(l)*       Employment Agreement with Robert C. Ballou dated September 25,
             1995. Incorporated herein by reference from Exhibit 10(o) to report on Form 10-K for the fiscal year ended October 31, 1997.
10(m)*       Employment Agreement with Keith Hale dated November 9, 1998 and signed February 5, 1999. Incorporated herein by reference from
             Exhibit 10 to report on Form 10-Q for the transition period from
             November 1, 1998 to December 31, 1998.
10(n)        Asset Purchase Agreement dated October 1, 1997 between Newcor, Inc.
             and Machine Tool and Gear, Inc. Incorporated herein by reference from Exhibit 2 to current report on Form 8-K/A filed on March 6,
             1998.
10(o)        First Amendment to Asset Purchase Agreement dated October 1, 1997 between Newcor, Inc. and Machine Tool and Gear, Inc. Incorporated
             herein by reference from Exhibit 2.1 to current report on Form
             8-K/A filed on March 6, 1998.
10(p)        Second Amendment to Asset Purchase Agreement dated October 1, 1997 between Newcor, Inc. and Machine Tool and Gear, Inc. Incorporated
             herein by reference from Exhibit 2.2 to current report on Form
             8-K/A filed on March 6, 1998.
10(q)        Third Amendment to Asset Purchase Agreement dated October 1, 1997 between Newcor, Inc. and Machine Tool and Gear, Inc. Incorporated
             herein by reference from Exhibit 2.3 to current report on Form
             8-K/A filed on March 6, 1998.
10(r)        Fourth Amendment to Asset Purchase Agreement dated October 1, 1997 between Newcor, Inc. and Machine Tool and Gear, Inc. Incorporated
             herein by reference from Exhibit 2.4 to current report on Form
             8-K/A filed on March 6, 1998.
10(s)        Stock Purchase Agreement, dated December 9, 1997, between Newcor,
             Inc. and Stephen Grand, individually and as Trustee of the Stephen
             Grand Revocable Trust u/a dated July 5, 1979 and the Stephen M.
             Grand Property Trust u/a dated January 22, 1992. Incorporated herein by reference from Exhibit 10(l) to report on Form 10-K for the fiscal year ended October 31, 1997.
10(t)        Amendment to Stock Purchase Agreement, dated December 9, 1997, between Newcor, Inc. and Stephen Grand, individually and as Trustee of the Stephen Grand Revocable Trust u/a dated July 5, 1979 and the
             Stephen M. Grand Property Trust u/a dated January 22, 1992.
             Incorporated herein by reference from Exhibit 10(b) to current report on Form 8-K dated March 13, 1998.
10(u)        Stock Purchase Agreement by and among each of the Shareholders of
             Turn-Matic, Inc. and Newcor, Inc. dated January 16, 1998.
             Incorporated herein by reference from Exhibit 10(m) to report on
             Form 10-K for the fiscal year ended October 31, 1997.
13           Those portions of the Newcor, Inc. 1999 Annual Report to
             Shareholders that are incorporated by reference in this Form 10-K.
21           List of Subsidiaries of Registrant. Incorporated herein by reference from Exhibit 21.1 to Registration Statement on Form S-4 filed on April 30, 1998 (Commission File Number 333-51415).
23           Consent of Independent Accountants.
27           Financial Data Schedule (EDGAR file only).

* - Indicates management contract or compensatory plan or arrangement.

 (b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K on January 3, 2000 with the amended and restated by laws of the Company effective as of December 17, 1999.

The Company filed a Current Report on Form 8-K on January 13, 2000 announcing the adoption of a shareholder rights plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant        Newcor, Inc.
                  ------------

By:      /s/ Keith F. Hale                            3/13/00

         Keith F. Hale, Director, President          Date
         and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.




Signature                                                          Title                                            Date Signed
---------                                                          -----                                            -----------
/s/ Jerry D. Campbell                                              Director                                         3/13/00
--------------------------------                                                                                    -----------
Jerry D. Campbell

/s/ James D. Cirar                                                 Director                                         3/13/00
--------------------------------                                                                                    -----------
James D. Cirar

/s/ James J. Connor                                                Vice President Finance and                       3/13/00
--------------------------------                                   Chief Financial Officer                          -----------
James J. Connor

/s/ Shirley E. Gofrank                                             Director                                         3/13/00
--------------------------------                                                                                    -----------
Shirley E. Gofrank

/s/ Keith F. Hale                                                  Director, President and                          3/13/00
--------------------------------                                   Chief Executive Officer                          -----------
Keith F. Hale

/s/ William A. Lawson                                              Director                                         3/13/00
--------------------------------                                                                                    -----------
William A. Lawson

/s/ Jack R. Lousma                                                 Director                                         3/13/00
--------------------------------                                                                                    -----------
Jack R. Lousma

/s/ Richard A. Smith                                               Director                                         3/13/00
--------------------------------                                                                                    -----------
Richard A. Smith

/s/ W. John Weinhardt
--------------------------------                                   Director                                         3/13/00
W. John Weinhardt                                                                                                   -----------

EXHIBIT INDEX


4(k) Sixth Amendment to Third Amended and Restated Revolving Credit Agreement, dated January 13, 2000, between Newcor, Inc. and Comerica Bank.

4(l) Seventh Amendment to Third Amended and Restated Revolving Credit Agreement, dated December 31, 1999, between Newcor, Inc. and Comerica Bank.

13 Those portions of the Newcor, Inc. 1999 Annual Report to Shareholders that are incorporated by reference in this Form 10-K.

23   Consent of Independent Accountants.

27   Financial Data Schedule (EDGAR file only).