Form 10-Q
period 2000-03-31
NEWCOR INC
filed 2000-05-15
CIK 71745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                          Commission file number 1-5985
                                                 ------

                                  NEWCOR, INC.
                                  ------------

             (Exact name of registrant as specified in its charter)

DELAWARE                                                 38-0865770
---------------------------------           ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)


1825 S. Woodward Ave., Suite 240
Bloomfield Hills, Michigan                                 48302
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (248) 253-2400
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 10, 2000, the Registrant has 4,949,068 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.

                          PART I. FINANCIAL INFORMATION

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                     Three Months Ended

                                                 March 31,         March 31,
                                                   2000              1999
                                                   ----              ----

Sales                                           $   69,179       $   64,700
Cost of sales                                       58,777           52,146
                                                ----------       ----------

Gross margin                                        10,402           12,554
Selling, general and administrative expenses         5,765            6,949
Amortization expense                                 1,030            1,134
                                                ----------       ----------

Operating income                                     3,607            4,471
Other income (expense):
  Interest expense                                  (3,650)          (3,486)
  Other expense, net                                  (134)            (165)
                                                ----------       ----------

(Loss) income before income taxes                     (177)             820
Income tax (benefit) provision                         (60)             315
                                                ----------       ----------

Net (loss) income                               $     (117)      $      505
                                                ==========       ==========


Amounts per share of common stock:
  Net (loss) income - basic and diluted         $   (0.02)       $     0.10


Weighted average common shares outstanding           4,934            4,938



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                               March 31,               December 31,
                                                                                 2000                      1999
                                                                                 ----                      ----
                                                       ASSETS
Current assets:
  Cash and cash equivalents                                                  $       700                $     1,731
  Accounts receivable                                                             45,444                     37,171
  Inventories                                                                     15,163                     19,714
  Other current assets                                                             4,948                      5,408
                                                                             -----------                -----------

Total current assets                                                              66,255                     64,024
Property, plant and equipment, net of
  accumulated depreciation of $29,298
  at 3/31/00 and $26,906 at 12/31/99                                              57,185                     58,777
Cost in excess of assigned value of
  acquired companies, net of amortization                                         70,913                     71,947
Debt issuance costs and other non-current assets                                   9,701                      9,783
                                                                             -----------                -----------

Total assets                                                                 $   204,054                $   204,531
                                                                             ===========                ===========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                          $     2,000                $     2,000
  Accounts payable                                                                24,805                     31,927
  Other accrued liabilities                                                       10,797                     14,194
                                                                             -----------                -----------

Total current liabilities                                                         37,602                     48,121
Long-term debt                                                                   143,694                    133,933
Other non-current liabilities                                                      9,705                      9,421
                                                                             -----------                -----------

Total liabilities                                                                191,001                    191,475
                                                                             -----------                -----------

Shareholders' equity:
  Common stock                                                                     5,019                      4,980
  Capital in excess of par                                                         2,415                      2,340
  Treasury stock                                                                    (489)                      (489)
  Accumulated other comprehensive income                                            (443)                      (443)
  Retained earnings                                                                6,551                      6,668
                                                                             -----------                -----------

Total shareholders' equity                                                        13,053                     13,056
                                                                             -----------                -----------

Total liabilities and shareholders' equity                                   $   204,054                $   204,531
                                                                             ===========                ===========


                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                        Three Months Ended
                                                                                        ------------------

                                                                                March 31,                 March 31,
                                                                                  2000                      1999
                                                                                  ----                      ----

Operating Activities:
  Net (loss) income                                                             $   (117)                $      505
  Depreciation                                                                     2,431                      1,890
  Amortization                                                                     1,030                      1,134
Other, net                                                                           171                          8
Changes in operating assets and liabilities, net                                 (13,480)                    (3,351)
                                                                                --------                 ----------

Net cash (used in) provided by operations                                         (9,965)                       186
                                                                                --------                 ----------

Investing Activities:
  Capital expenditures                                                              (940)                    (2,052)
                                                                                --------                 ----------

Net cash used in investing activities                                               (940)                    (2,052)
                                                                                --------                 ----------

Financing Activities:
  Net borrowings (repayments) on revolving credit line                            10,260                     (1,900)
  Repayment of term note                                                            (500)                      (500)
  Repurchase of common stock                                                           -                        (51)
  Issuance of common stock                                                           114                          -
                                                                                --------                 ----------

Net cash provided by (used in) financing activities                                9,874                     (2,451)
                                                                                --------                 ----------

Decrease in cash                                                                  (1,031)                    (4,317)
Cash and cash equivalents, beginning of period                                     1,731                      5,368
                                                                                --------                 ----------

Cash and cash equivalents, end of period                                        $    700                 $    1,051
                                                                                ========                 ==========



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. Certain amounts from the prior year have been reclassified to conform to the current period's presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Note 2.    Financing

The Company completed the issuance of $125 million of 9.875% Senior Subordinated Notes due 2008 (the "Notes") on March 4, 1998. Interest on the Notes is payable semi-annually on March 1 and September 1 of each year. The Notes will mature on March 1, 2008. The Notes are unsecured and will be redeemable, in whole or in part, at the option of the Company, on or after March 1, 2003. The terms of the Notes required the Company to suspend its cash dividend.

In conjunction with the Notes offering, the Company's credit agreement was amended to allow total borrowing availability of up to $50.0 million. The credit agreement was further amended on October 14, 1999 and December 31, 1999 primarily to ease certain restrictive covenants and limit revolving credit borrowings to an asset based calculation. The amendment provides for the Company to borrow, under its line of credit, an amount equal to 80% of qualified domestic accounts receivable. The revolving credit agreement is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc.'s real estate. The agreement expires on February
28, 2001. At March 31, 2000, the Company had borrowings outstanding of $10.3 million under such facility and borrowing availability of $23.0 million using the criteria established in the revolving credit agreement, as amended.

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

                                                         March 31,                    December 31,
                                                           2000                           1999
                                                           ----                           ----

Current assets                                         $    25,500                    $    25,900
                                                       ===========                    ===========

Total assets                                           $    99,200                    $   101,200
                                                       ===========                    ===========

Current liabilities                                    $    16,200                    $    21,100
                                                       ===========                    ===========

Long-term debt                                         $     6,100                    $     6,100
                                                       ===========                    ===========

                                                                    Three Months Ended
                                                          March 31,                   March 31,
                                                            2000                        1999
                                                            ----                        ----

Sales                                                  $    35,513                    $    35,235
                                                       ===========                    ===========

Operating income                                       $     1,958                    $     5,659
                                                       ===========                    ===========

Note 3.    Inventory

Inventories are summarized as follows:

                                                                         March 31,                 December 31,
                                                                           2000                        1999
                                                                           ----                        ----

Cost and estimated earnings of uncompleted
contracts in excess of related billings of $1,407
at 3/31/00 and $305 at 12/31/99                                         $    2,626                 $    7,432
Raw materials                                                                2,831                      6,966
Work in process and finished goods                                           9,706                      5,316
                                                                        ----------                 ----------

                                                                        $   15,163                 $   19,714
                                                                        ==========                 ==========

Costs and estimated earnings of uncompleted contracts in excess of related billings represents revenue recognized under the percentage of completion method in excess of amounts billed.

Note 4.    Comprehensive Income

Other comprehensive income for the three months ended March 31, 2000 and 1999 was zero, as the only component of other comprehensive income for these periods was the minimum pension liability adjustment which is determined on an annual basis at the end of each fiscal year.

Note 5.    Segment Reporting

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

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate all corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

                                        Precision
                                        Machined       Rubber and         Special
                                        Products         Plastic         Machines           Other          Total
                                        --------         -------         --------           -----          -----
Sales to unaffiliated customers
  Three months ended March 31,
  2000                                $    49,877     $   13,261       $     6,041                      $   69,179
  1999                                     45,607         13,373             5,720                          64,700

Operating income
  Three months ended March 31,
  2000                                $     3,410     $    1,242       $     1,019      $   (1,034)     $    4,637
  1999                                      5,930            713               272          (1,310)          5,605

Identifiable assets
  March 31, 2000                      $   136,666     $   34,022       $    17,365      $   16,001      $  204,054
  December 31, 1999                       136,347         30,942            17,107          20,135         204,531


A reconciliation of operating income for reportable segments to consolidated operating income is as follows:


                                                       Three Months Ended
                                                       ------------------

                                                     March 31,      March 31,
                                                       2000           1999
                                                       ----           ----

Operating income for reportable segments            $   5,671      $    6,915
Other operating loss, mainly unallocated
  corporate and other expenses                         (1,034)         (1,310)
Amortization expense                                   (1,030)         (1,134)
                                                    ---------      ----------

Consolidated operating income                       $   3,607      $    4,471
                                                    =========      ==========

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

RESULTS OF OPERATIONS

Sales were $69.2 million for the quarter ended March 31, 2000, an increase of $4.5 million, or 6.9%, compared with sales of $64.7 million for the same quarter of 1999. Sales for the Precision Machined Products segment increased $4.3 million, or 9.4%, to $49.9 million, due to sales increases in the automotive market of $3.6 million or 10.3% and in the agricultural market of $1.6 million or 26.9%. The increase in sales in the automotive market is primarily due to increased volumes and new product launches in the third quarter of 1999. The increase in sales in the agricultural market is due to higher customer orders as compared to the low level of sales in the depressed agricultural market that was experienced in 1999. These increases were partially offset by a decrease in sales in the heavy-duty truck market of $1.1 million as compared to the prior year, caused by reductions in customer orders as a result of a significant decline in sales of Class 8 vehicles. Sales for the Rubber and Plastic and the Special Machines segments were approximately the same as the prior year.

Gross margin was $10.4 million, or 15.0% of sales, for the quarter ended March 31, 2000 compared with $12.6 million, or 19.4% of sales, for the same period of 1999. Gross margin and gross margin percentage decreased primarily due to the decrease in sales in the heavy-duty truck market that historically has had higher margins as compared to the other markets, as well as a one-time expense of $0.7 million incurred in the first quarter of 2000 for early settlement of a union contract at one location in the Precision Machined Products segment. These decreases were partially offset by gross margin increases in the Special Machines segment from a better mix on sales contracts as well as better margins in the agricultural market due to the increase in sales described above.

Selling, general and administrative expenses ("SG&A") decreased to $5.8 million, or 8.3% of sales, for the quarter ended March 31, 2000, from $6.9 million, or 10.7% of sales, for the quarter ended March 31, 1999. The decrease in SG&A was primarily due to cost savings measures taken throughout the Company.

Consolidated operating income for the first quarter of 2000 was $3.6 million, or 5.2% of sales, compared with operating income of $4.5 million, or 6.9% of sales for the same period one year ago. The decrease in operating income was due primarily to the decrease in gross margin noted above offset by the lower SG&A costs also noted above.

Operating income for the Precision Machined Products segment decreased $2.4 million to $3.6 million in the quarter ended March 31, 2000 from $5.9 million in the same period of 1999. Operating margin decreased to 7.2% of segment sales in 2000 from 13.0% of segment sales in 1999. The decrease in operating income and operating margin was primarily due to the loss of sales in the heavy-duty truck market and the lower operating margin currently experienced on parts that were launched in the third quarter of 1999. These decreases were partially offset by an increase in operating income and operating margin from increased sales to agricultural market customers as compared to the same period in 1999.

Operating income for the Rubber and Plastic segment increased $0.5 million to $1.2 million for the first quarter of 2000 from $0.7 million in the first quarter of 1999. Operating margin increased to 9.4% of segment sales in 2000 from 5.3% of segment sales in 1999. The increase in operating income and operating margin is primarily due to the savings realized from plant consolidation programs completed in the third quarter of 1999.

Operating income for the Special Machines segment increased $0.8 million to $1.1 million, or 18.7% of sales, in the quarter ended March 31, 2000 from $0.3 million, or 4.8% of sales, in the same period of 1999. The increase in operating income was primarily due to the increased revenue and the profitability of contracts in progress within the segment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") were $7.1 million for the quarter ended March 31, 2000. On March 1, 2000, the Company made the $6.1 million interest payment on the $125 million of 9.875% Senior Subordinated Notes due 2008 (the "Notes"). In addition, the Company's capital expenditures for the quarter ended March 31, 2000 were $0.9 million. Finally, the Company's accounts receivable balance increased approximately $8.3 million, from December 31, 1999 to March 31, 2000, primarily due to the completion of several large contracts in the Company's Special Machines segment during the quarter ended March 31, 2000. These factors, and other changes in the Company's working capital during the quarter ended March 31, 2000, resulted in the Company having borrowings of $10.3 million outstanding on its line of credit facility at March 31, 2000.

At March 31, 2000 the Company had borrowings outstanding of $10.3 million under its Senior Credit Facility (the "Facility") and current borrowing availability of an additional $23.0 million. The Facility is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc.'s real estate. The current expiration of the Facility is February 28, 2001.

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

RECENT DEVELOPMENTS

In April 2000, the Company's largest single holder of its common stock, EXX Inc, filed documents with the Securities and Exchange Commission ("SEC") for a proposed exchange offer of the remaining shares of the Company's common stock. As of the date of this filing EXX Inc had not commenced such exchange offer. The Company's board of directors is reviewing the materials filed by EXX Inc and, if the exchange offer is consummated, will respond within ten business days. The proposed offer contains certain conditions, one of which is that the Notes are not immediately due and payable as a result of the exchange offer. The proposed exchange offer, as currently stated, would violate certain provisions of the indenture governing the Notes and the agreement governing the Facility, and would require immediate repayment of these obligations. The filings made with the SEC by EXX Inc do not address EXX Inc's ability to refinance these obligations if EXX Inc decides to waive this condition.

The statements above do not constitute a solicitation/recommendation statement under the rules and regulations of the SEC. The Company's stockholders will be able to obtain such solicitation/recommendation free of charge when it becomes available at the SEC's web site at www.sec.gov. The Company urges its stockholders to carefully review any such solicitation/recommendation statement prior to making any decisions with respect to any such offer.

CAUTIONARY STATEMENTS UNDER THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section constitute "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. A number of factors could cause actual results to differ materially from those included in or suggested by such forward-looking statements, including without limitation: the cyclical nature of the industries served by the Company, all of which have encountered significant downturns in the past; the level of production by and demand from the Company's principal customers, upon which the Company is substantially dependent, including the three major domestic automobile manufacturers, American Axle, Inc., Deere & Company and Detroit Diesel, Inc.; whether, when and to what extent expected orders materialize; the impact on the Company of actions by its competitors, some of which are significantly larger and have greater financial and other resources than the Company; and the extent to which the Company's new ERP computer system performs as anticipated. All forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section are qualified by such factors. The Company disclaims any obligation to update any such forward-looking statements.

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


                                            NEWCOR, INC.
                                            ---------------------------------
                                            Registrant

   Date:    May 12, 2000                    /s/ James J. Connor
            ------------                    ---------------------------------
                                                James J. Connor
                                                Vice President-Finance
                                                Principal Financial and
                                                Accounting Officer

                                 Exhibit Index
                                 -------------



Exhibit No.                  Description
-----------                  -----------
    27                       Financial Data Schedule