Form 10-Q
period 2000-06-30
NEWCOR INC
filed 2000-08-10
CIK 71745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


43252 Woodward Ave., Suite 240
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 7, 2000, the Registrant has 4,949,068 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.

                         PART I. FINANCIAL INFORMATION

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                     Three Months Ended                      Six Months Ended
                                                     ------------------                      ----------------

                                                 June 30,          June 30,              June 30,         June 30,
                                                   2000              1999                  2000             1999
                                                   ----              ----                  ----             ----

Sales                                           $   67,653       $   64,916           $   136,832       $   129,616
Cost of sales                                       56,073           53,256               114,850           105,402
                                                ----------       ----------           -----------       -----------

Gross margin                                        11,580           11,660                21,982            24,214
Selling, general and administrative expenses         5,845            5,677                11,610            12,626
Amortization expense                                 1,037            1,148                 2,067             2,282
Nonrecurring loss                                                       350                                     350
                                                ----------       ----------           -----------       -----------

Operating income                                     4,698            4,485                 8,305             8,956
Other income (expense):
 Interest expense                                   (3,658)          (3,523)               (7,308)           (7,009)
 Other professional fees                              (650)                                  (650)
 Other expense, net                                   (101)              42                  (235)             (123)
                                                ----------       ----------           -----------       -----------

Income before income taxes                             289            1,004                   112             1,824
Income tax provision                                    96              381                    36               696
                                                ----------       ----------           -----------       -----------

Net income                                      $      193       $      623           $        76       $     1,128
                                                ==========       ==========           ===========       ===========


Amounts per share of common stock:
 Net income - basic and diluted                 $     0.04       $     0.13           $      0.02       $      0.23


Weighted average common shares outstanding           4,950            4,922                 4,942             4,929




                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                June 30,               December 31,
                                                                                  2000                     1999
                                                                                  ----                     ----

                                                       ASSETS
Current assets:
 Cash and cash equivalents                                                   $       192                $     1,731
 Accounts receivable                                                              39,323                     37,171
 Inventories                                                                      17,164                     19,714
 Other current assets                                                              4,629                      5,408
                                                                             -----------                -----------

Total current assets                                                              61,308                     64,024
Property, plant and equipment, net of
 accumulated depreciation of $31,538
 at 6/30/00 and $26,906 at 12/31/99                                               56,688                     58,777
Cost in excess of assigned value of
 acquired companies, net of amortization                                          69,878                     71,947
Debt issuance costs and other non-current assets                                   9,722                      9,783
                                                                             -----------                -----------

Total assets                                                                 $   197,596                $   204,531
                                                                             ===========                ===========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                           $     2,000                $     2,000
 Accounts payable                                                                 25,404                     31,927
 Other accrued liabilities                                                        13,790                     14,194
                                                                             -----------                -----------

Total current liabilities                                                         41,194                     48,121
Long-term debt                                                                   133,581                    133,933
Other non-current liabilities                                                      9,575                      9,421
                                                                             -----------                -----------

Total liabilities                                                                184,350                    191,475
                                                                             -----------                -----------

Shareholders' equity:
 Common stock                                                                      5,019                      4,980
 Capital in excess of par                                                          2,415                      2,340
 Treasury stock                                                                     (489)                      (489)
 Accumulated other comprehensive income                                             (443)                      (443)
 Retained earnings                                                                 6,744                      6,668
                                                                             -----------                -----------

Total shareholders' equity                                                        13,246                     13,056
                                                                             -----------                -----------

Total liabilities and shareholders' equity                                   $   197,596                $   204,531
                                                                             ===========                ===========




                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                         Six Months Ended
                                                                                         ----------------

                                                                                June 30,                  June 30,
                                                                                  2000                      1999
                                                                                  ----                      ----
Operating Activities:
 Net income                                                                     $     76                 $    1,128
 Depreciation                                                                      4,792                      3,779
 Amortization                                                                      2,067                      2,282
Loss (gain) on disposition of capital assets                                           7                       (100)
Other, net                                                                           217                       (152)
Changes in operating assets and liabilities, net                                  (5,765)                     4,147
                                                                                --------                 ----------

Net cash provided by operations                                                    1,394                     11,084
                                                                                --------                 ----------

Investing Activities:
 Proceeds from sale of capital assets                                                                           150
 Capital expenditures                                                             (2,811)                    (4,477)
                                                                                --------                 ----------

Net cash used in investing activities                                             (2,811)                    (4,327)
                                                                                --------                 ----------

Financing Activities:
 Net borrowings (repayments) on revolving credit line                                648                     (2,600)
 Repayment of term note                                                           (1,000)                    (1,000)
 Repurchase of common stock                                                            -                        (81)
 Issuance of common stock                                                            114                          -
                                                                                --------                 ----------

Net cash used in financing activities                                               (238)                    (3,681)
                                                                                --------                 ----------

Increase (decrease) in cash                                                       (1,655)                     3,076
Cash and cash equivalents, beginning of period                                     1,847                      5,368
                                                                                --------                 ----------

Cash and cash equivalents, end of period                                        $    192                 $    8,444
                                                                                ========                 ==========




                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. Approximately 70,000 common stock options were excluded from the calculation of earnings per share because they would have been antidilutive. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

In conjunction with the Notes offering, the Company's credit agreement was amended to allow total borrowing availability of up to $50.0 million. The credit agreement was further amended on October 14, 1999 and December 31, 1999 primarily to ease certain restrictive covenants and limit revolving credit borrowings to an asset based calculation. The amendment provides for the Company to borrow, under its line of credit, an amount equal to 80% of qualified domestic accounts receivable. The revolving credit agreement is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc.'s real estate. The agreement expires on February 28, 2001. At June 30, 2000, the Company had borrowings outstanding of $0.6 million under such facility and borrowing availability of $24.5 million using the criteria established in the revolving credit agreement, as amended.

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


                                                          June 30,                  December 31,
                                                            2000                        1999
                                                            ----                        ----

Current assets                                         $    24,000                    $    25,900
                                                       ===========                    ===========

Total assets                                           $    95,800                    $   101,200
                                                       ===========                    ===========

Current liabilities                                    $    13,300                    $    21,100
                                                       ===========                    ===========

Long-term debt                                         $     6,100                    $     6,100
                                                       ===========                    ===========


                                                                     Six Months Ended
                                                          June 30,                    June 30,
                                                            2000                        1999
                                                            ----                        ----
Sales                                                  $    69,500                    $    68,200
                                                       ===========                    ===========

Operating income                                       $     5,000                    $     9,900
                                                       ===========                    ===========

Note 3.  Inventory

Inventories are summarized as follows:

                                                                         June 30,                  December 31,
                                                                           2000                        1999
                                                                           ----                        ----
Cost and estimated earnings of uncompleted
contracts in excess of related billings of $1,611
at 6/30/00 and $305 at 12/31/99                                         $    5,189                 $    7,432
Raw materials                                                                3,685                      6,966
Work in process and finished goods                                           8,290                      5,316
                                                                        ----------                 ----------
                                                                        $   17,164                 $   19,714
                                                                        ==========                 ==========


Costs and estimated earnings of uncompleted contracts in excess of related billings represents revenue recognized under the percentage of completion method in excess of amounts billed.

Note 4.  Comprehensive Income

Other comprehensive income for the six months ended June 30, 2000 and 1999 was zero, as the only component of other comprehensive income for these periods was the minimum pension liability adjustment which is determined on an annual basis at the end of each fiscal year.

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

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate all corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

                                        Precision
                                        Machined       Rubber and         Special
                                        Products         Plastic         Machines           Other          Total
                                        --------         -------         --------           -----          -----
Sales to unaffiliated customers
  Three months ended June 30,
  2000                                $    48,401     $   12,511       $     6,741                      $   67,653
  1999                                     45,313         13,176             6,427                          64,916
  Six months ended June 30,
  2000                                $    98,271     $   25,779       $    12,782                      $  136,832
  1999                                     90,920         26,549            12,147                         129,616

Operating income
  Three months ended June 30,
  2000                                $     4,505     $    1,179       $     1,107      $   (1,056)     $    5,735
  1999                                      4,989          1,308               499            (813)          5,983
  Six months ended June 30,
  2000                                $     8,082     $    2,423       $     2,237      $   (2,370)     $   10,372
  1999                                     10,919          2,021               771          (2,123)         11,588

Identifiable assets
 June 30, 2000                        $   133,811     $   33,247       $    17,090      $   13,448      $  197,596
 December 31, 1999                        136,347         30,942            17,107          20,135         204,531

                                       6

A reconciliation of operating income for reportable segments to consolidated operating income is as follows:



                                                       Three Months Ended                  Six Months Ended
                                                       ------------------                  ----------------

                                                    June 30,         June 30,         June 30,          June 30,
                                                      2000             1999             2000              1999
                                                      ----             ----             ----              ----

Operating income for reportable segments            $   6,791      $    6,796         $  12,742         $ 13,711
Other operating loss, mainly unallocated
 corporate and other expenses                          (1,056)           (813)           (2,370)          (2,123)
Amortization expense                                   (1,037)         (1,148)           (2,067)          (2,282)
Nonrecurring (loss)                                                      (350)                              (350)
                                                    ---------      ----------         ---------         --------

Consolidated operating income                       $   4,698      $    4,485         $   8,305         $  8,956
                                                    =========      ==========         =========         ========

Note 6.   Recent Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). Management is currently reviewing the provisions of SAB 101 but does not expect that the implementation of this pronouncement will have a significant impact on the Company's financial statements.

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

RESULTS OF OPERATIONS

Sales were $67.6 million for the quarter ended June 30, 2000, an increase of $2.7 million, or 4.0%, compared with sales of $64.9 million for the same quarter of 1999. Sales for the Precision Machined Products segment increased $3.1 million, or 6.8%, to $48.4 million, due to sales increases in the agricultural market of $2.3 million or 39.4% and in the automotive market of $2.2 million or 10.5%. The increase in sales in the agricultural market is due to higher customer orders as compared to the low level of sales in the depressed agricultural market that was experienced in 1999. The increase in sales in the automotive market is primarily due to increased volumes and new product launches in the third quarter of 1999. These increases were partially offset by a decrease in sales in the heavy-duty truck market of $1.4 million as compared to the prior year, caused by reductions in customer orders as a result of a significant decline in retail sales of Class 8 vehicles. Sales for the Rubber and Plastic and the Special Machines segments were approximately the same as the prior year.

Sales for the six months ended June 30, 2000 were $136.8 million, an increase of $7.2 million, or 5.6%, compared with sales of $129.6 million for the same period in 1999. Sales in the Precision Machined Products segment increased $7.4 million, due to sales increases in the automotive and agricultural markets of $6.0 million and $3.8 million, respectively, partially offset by a decrease in sales in the heavy-duty truck market of $2.5 million. Sales for the Rubber and Plastic and the Special Machines segments were approximately the same as the prior year.

Gross margin was $11.6 million, or 17.1% of sales, for the quarter ended June 30, 2000 compared with $11.7 million, or 18.0% of sales, for the same period of 1999. Gross margin and gross margin percentage decreased primarily due to the decrease in sales in the heavy-duty truck market that historically has had higher margins as compared to the other markets. These decreases were partially offset by gross margin increases in the Special Machines segment from improved operating performance on sales contracts as well as improved gross margins in the agricultural market due to the increased sales.

Gross margin was $22.0 million, or 16.1% of sales, for the six months ended June 30, 2000 compared with $24.2 million, or 18.7% of sales, for the six months ended June 30, 1999. The decreases in gross margin and gross margin percentage were primarily due to the decrease in sales in the heavy-duty market and a one-time expense of $0.7 million incurred in the first quarter of 2000 for early settlement of a union contract at one location in the Precision Machined Products segment. These decreases were partially offset by gross margin increases from improved operating performance in the Special Machines segment as well as from increased sales in the agricultural market.

Selling, general and administrative expenses ("SG&A") of $5.8 million, or 8.6% of sales, for the quarter ended June 30, 2000 were approximately the same as amounts for the quarter ended June 30, 1999, which were $5.7 million, or 8.7% of sales. Amounts for the quarter ended June 30, 1999 reflect the benefit of approximately $0.6 million from management incentive adjustments.

SG&A for the six months ended June 30, 2000 of $11.6 million, or 8.5% of sales, were down $1.0 million from SG&A for the six months ended June 30, 1999 of $12.6 million, or 9.7% of sales. The decrease in SG&A is primarily due to cost savings measures taken throughout the Company. SG&A for the six months ended June 30, 1999 reflect the benefit of approximately $0.6 million from management incentive adjustments.

Consolidated operating income for the second quarter of 2000 was $4.7 million, or 6.9% of sales, compared with operating income of $4.5 million, or 6.9% of sales for the same period one year ago.

Operating income for the Precision Machined Products segment decreased $0.5 million to $4.5 million in the quarter ended June 30, 2000 from $5.0 million in the same period of 1999. Operating margin decreased to 9.3% of segment sales for the quarter ended June 30, 2000 from 11.0% of segment sales in the same period of 1999. The decrease in operating income and operating margin was primarily due to the lower sales in the heavy-duty truck market, partially offset by an increase in operating income and operating margin from increased sales in the agricultural market.

Operating income for the Rubber and Plastic segment decreased $0.1 million to $1.2 million for the second quarter of 2000 from $1.3 million in the second quarter of 1999. Operating margin was 9.4% of segment sales for the quarter ended June 30, 2000, approximately the same as operating margin for the quarter ended June 30, 1999.

Operating income for the Special Machines segment increased $0.6 million to $1.1 million, or 16.4% of sales, in the quarter ended June 30, 2000 from $0.5 million, or 7.8% of sales, in the same period of 1999. The increase in operating income was primarily due to the increased revenue and the profitability of contracts in progress within the segment.

Interest expense for the quarter ended June 30, 2000 was $3.7 million, slightly higher than interest expense of $3.5 million recorded in the second quarter of 1999. The increase in interest expense is due to increased borrowings under the Company's line of credit facility, primarily caused by working capital uses in the Company's Special Machines segment.

During the quarter ended June 30, 2000, the Company recorded $0.7 million for other professional fees, related to advice and counsel regarding certain exchange offer documents filed with the Securities and Exchange Commission. See "Recent Developments" section below.

LIQUIDITY AND CAPITAL RESOURCES

The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") were $7.4 million for the quarter ended June 30, 2000. The Company's capital expenditures for the quarter ended June 30, 2000 were $1.9 million. Also, the Company's accounts receivable balance increased approximately $2.2 million, from December 31, 1999 to June 30, 2000, primarily due to the completion of several large contracts in the Company's Special Machines segment during the quarter ended June 30, 2000. In addition, the Company reduced its accounts payable balance by approximately $6.5 million from December 31, 1999 to June 30, 2000. These factors, and other changes in the Company's working capital during the quarter ended June 30, 2000, resulted in the Company borrowing $0.6 million on its line of credit facility at June 30, 2000.

At June 30, 2000 the Company had borrowings outstanding of $0.6 million under its Senior Credit Facility (the "Facility") and current borrowing availability of an additional $24.5 million. The Facility is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc.'s real estate. The current expiration of the Facility is February 28, 2001.
Borrowings under the Facility have been classified as long-term in the accompanying condensed consolidated balance sheet at June 30, 2000, as the Company has both the ability and the intent to refinance this debt.

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

RECENT DEVELOPMENTS

In April 2000, the Company's largest single holder of its common stock, EXX Inc, filed documents with the Securities and Exchange Commission ("SEC") for a proposed exchange offer of the remaining shares of the Company's common stock. On August 8, 2000, EXX Inc filed documents with the SEC withdrawing such exchange offer.

In June 2000, EXX Inc and its majority shareholder filed an amendment to their combined Schedule 13D disclosing that they may be deemed to beneficially own 15.1% of the Company's common stock and acknowledged that such beneficial ownership may trigger some of the provisions of the Company's rights agreement. In July 2000, the Company's board of directors received a written proposal from EXX Inc proposing that EXX Inc purchase newly issued shares of the Company's common stock in order to increase its beneficial ownership to 34.84% and acquire effective control of the Company by controlling three seats on the board of directors and by having the Chairman of EXX Inc become the Company's Chairman of the Board and Chief Executive Officer. In August 2000, after careful consideration the board of directors of the Company rejected the proposal as not in the best interest of the Company's shareholders. EXX Inc and the Chairman of EXX Inc were encouraged, however, to maintain an open dialogue with the Company's board of directors for the purpose of providing constructive suggestions with the goal of maximizing shareholder value. In addition, the rights plan was amended to increase from 15% to 17.5% the percentage that EXX Inc and its affiliates and associates can beneficially own of the Company's common stock before triggering the distribution of rights, and related consequences, under the Company's rights plan.

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

                                  NEWCOR, INC.
                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:
         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule (EDGAR version only)

         (b)  Reports on Form 8-K

              On July 14, 2000 the Company filed a Form 8-K for a press release issued on the same date regarding the extension of the distribution date under its rights agreement.

              On August 4, 2000 the Company filed a Form 8-K for a press release issued on the same date regarding amendments to its rights agreement and rejection of the proposal received from EXX Inc.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NEWCOR, INC.
                                           ----------------------
                                            Registrant

     Date:  August 9, 2000                /s/ James J. Connor
            --------------                ----------------------
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
