Form 10-Q
period 2000-09-30
NEWCOR INC
filed 2000-11-14
CIK 71745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                          Commission file number 1-5985
                                                 -------


                                  NEWCOR, INC.
                                  ------------

             (Exact name of registrant as specified in its charter)

DELAWARE                                              38-0865770
----------------------------------------   -----------------------------------
(State of incorporation)                   (I.R.S. Employer Identification No.)


43252 Woodward Ave., Suite 240
Bloomfield Hills, Michigan                               48302
----------------------------------------   -------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (248) 253-2400
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 10, 2000, the Registrant has 4,949,068 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.

                          PART I. FINANCIAL INFORMATION

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                     Three Months Ended                      Nine Months Ended
                                                     ------------------                      -----------------
                                                 Sept 30,          Sept 30,              Sept 30,         Sept 30,
                                                   2000              1999                  2000             1999
                                                   ----              ----                  ----             ----
Sales                                           $   55,025       $   61,230           $   191,857       $   190,846
Cost of sales                                       47,150           54,516               162,000           159,918
                                                ----------       ----------           -----------       -----------

Gross margin                                         7,875            6,714                29,857            30,928
Selling, general and administrative expenses         3,510            6,789                15,120            19,415
Amortization expense                                 1,037            1,147                 3,104             3,429
Nonrecurring loss                                                                                               350
                                                ----------       ----------           -----------       -----------

Operating income (loss)                              3,328           (1,222)               11,633             7,734
Other expense:
  Interest expense                                  (3,465)          (3,482)              (10,773)          (10,491)
  Other professional fees                             (900)                                (1,550)
  Other expense, net                                  (163)            (235)                 (398)             (358)
                                                ----------       ----------           -----------       -----------

Loss before income taxes                            (1,200)          (4,939)               (1,088)           (3,115)
Income tax benefit                                    (408)          (1,823)                 (372)           (1,127)
                                                ----------       ----------           -----------       -----------

Net loss                                        $     (792)      $   (3,116)          $      (716)      $    (1,988)
                                                ==========       ==========           ===========       ===========


Amounts per share of common stock:
  Net loss - basic and diluted                  $    (0.16)      $    (0.63)          $     (0.14)      $     (0.40)


Weighted average common shares outstanding           4,949            4,921                 4,945             4,927



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                              September 30,            December 31,
                                                                                  2000                     1999
                                                                                  ----                     ----

                                     ASSETS
Current assets:
  Cash and cash equivalents                                                  $         -                $     1,731
  Accounts receivable                                                             41,226                     37,171
  Inventories                                                                     14,036                     19,714
  Other current assets                                                             4,972                      5,408
                                                                             -----------                -----------

Total current assets                                                              60,234                     64,024
Property, plant and equipment, net of
  accumulated depreciation of $33,191
  at 9/30/00 and $26,906 at 12/31/99                                              56,770                     58,777
Cost in excess of assigned value of
  acquired companies, net of amortization                                         68,845                     71,947
Debt issuance costs and other non-current assets                                  10,023                      9,783
                                                                             -----------                -----------

Total assets                                                                 $   195,872                $   204,531
                                                                             ===========                ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                          $     2,362                $     2,000
  Accounts payable                                                                25,060                     31,927
  Other accrued liabilities                                                        9,505                     14,194
                                                                             -----------                -----------

Total current liabilities                                                         36,927                     48,121
Long-term debt                                                                   137,310                    133,933
Other non-current liabilities                                                      9,181                      9,421
                                                                             -----------                -----------

Total liabilities                                                                183,418                    191,475
                                                                             -----------                -----------

Shareholders' equity:
  Common stock                                                                     5,019                      4,980
  Capital in excess of par                                                         2,415                      2,340
  Treasury stock                                                                    (489)                      (489)
  Accumulated other comprehensive income                                            (443)                      (443)
  Retained earnings                                                                5,952                      6,668
                                                                             -----------                -----------

Total shareholders' equity                                                        12,454                     13,056
                                                                             -----------                -----------

Total liabilities and shareholders' equity                                   $   195,872                $   204,531
                                                                             ===========                ===========


                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                        Nine Months Ended
                                                                                        -----------------

                                                                              September 30,             September 30,
                                                                                  2000                      1999
                                                                                  ----                      ----

Operating Activities:
  Net loss                                                                      $   (716)                $   (1,988)
  Depreciation                                                                     6,567                      5,855
  Amortization                                                                     3,104                      3,429
Loss (gain) on disposition of capital assets                                          83                        (68)
Other, net                                                                          (442)                       236
Changes in operating assets and liabilities, net                                  (9,396)                     4,190
                                                                                --------                 ----------

Net cash (used in) provided by operations                                           (800)                    11,654
                                                                                --------                 ----------

Investing Activities:
  Proceeds from sale of capital assets                                                                          150
  Capital expenditures                                                            (4,758)                    (8,512)
                                                                                --------                 ----------

Net cash used in investing activities                                             (4,758)                    (8,362)
                                                                                --------                 ----------

Financing Activities:
  Net borrowings (repayments) on revolving credit line                             1,728                     (2,600)
  Repayment of term note                                                          (1,500)                    (1,500)
  Repurchase of common stock                                                                                    (84)
  Capital lease financing                                                          3,485
  Issuance of common stock                                                           114
                                                                                --------                 ----------

Net cash provided by (used in) financing activities                                3,827                     (4,184)
                                                                                --------                 ----------

Decrease in cash                                                                  (1,731)                      (892)
Cash and cash equivalents, beginning of period                                     1,731                      5,368
                                                                                --------                 ----------

Cash and cash equivalents, end of period                                        $   -                    $    4,476
                                                                                ========                 ==========



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. Approximately 70,000 common stock options were excluded from the calculation of diluted earnings per share because they would have been antidilutive for all periods presented. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

In conjunction with the Notes offering, the Company's credit agreement was amended to allow total borrowing availability of up to $50.0 million. The credit agreement was further amended on October 14, 1999 and December 31, 1999 primarily to ease certain restrictive covenants and limit revolving credit borrowings to an asset based calculation. The amendment provides for the Company to borrow, under its line of credit, an amount equal to 80% of qualified domestic accounts receivable. The revolving credit agreement is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc.'s real estate. The agreement expires on February 28, 2001. At September 30, 2000, the Company had borrowings outstanding of $1.7 million under such facility and borrowing availability of $22.3 million using the criteria established in the revolving credit agreement, as amended. Borrowings under the Facility have been classified as long-term in the accompanying condensed consolidated balance sheet at September 30, 2000, as the Company has both the ability and the intent to refinance this debt.

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



                                                        September 30,                December 31,
                                                            2000                         1999
                                                            ----                         ----

Current assets                                         $    22,300                    $    25,900
                                                       ===========                    ===========

Total assets                                           $    93,400                    $   101,200
                                                       ===========                    ===========

Current liabilities                                    $    13,900                    $    21,100
                                                       ===========                    ===========

Long-term debt                                         $     9,200                    $     6,100
                                                       ===========                    ===========
                                                                     Nine Months Ended
                                                      September 30,                  September 30,
                                                          2000                           1999
                                                          ----                           ----
Sales                                                  $    99,400                    $   102,900
                                                       ===========                    ===========

Operating income                                       $     7,700                    $    11,300
                                                       ===========                    ===========

Note 3.    Inventory


Inventories are summarized as follows:


                                                                       September 30,               December 31,
                                                                           2000                        1999
                                                                           ----                        ----


Cost and estimated earnings of uncompleted
contracts in excess of related billings of $47
at 9/30/00 and $305 at 12/31/99                                         $    1,048                 $    7,432
Raw materials                                                                5,764                      6,966
Work in process and finished goods                                           7,224                      5,316
                                                                        ----------                 ----------
                                                                        $   14,036                 $   19,714
                                                                        ==========                 ==========



Costs and estimated earnings of uncompleted contracts in excess of related billings represents revenue recognized under the percentage of completion method in excess of amounts billed.

Note 4.    Comprehensive Income

Other comprehensive income for the nine months ended September 30, 2000 and 1999 was zero, as the only component of other comprehensive income for these periods was the minimum pension liability adjustment which is determined on an annual basis at the end of each fiscal year.

Note 5.    Segment Reporting

The Company is organized into three business segments: the Precision Machined Products segment, the Rubber and Plastic segment and the Special Machines segment. The Precision Machined Products segment produces transmission, powertrain and engine components and assemblies for the automotive, medium and heavy-duty truck, and agricultural vehicle industries. The Rubber and Plastic segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry. The Special Machines segment designs and manufactures welding, assembly, forming, heat treating and testing machinery and equipment for the automotive, appliance and other industries. Other is primarily composed of corporate activities.

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate all corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:



                                        Precision
                                        Machined       Rubber and        Special
                                        Products         Plastic         Machines           Other          Total
                                        --------         -------         --------           -----          -----

Sales to unaffiliated customers
  Three months ended September 30,
  2000                                $    39,548     $   10,419       $     5,058                      $   55,025
  1999                                     44,174         11,439             5,617                          61,230
  Nine months ended September 30,
  2000                                $   137,825     $   36,192       $    17,840                      $  191,857
  1999                                    135,094         37,988            17,764                         190,846

Operating income (loss)
  Three months ended September 30,
  2000                                $     2,891     $      611       $       911      $   (1,085)     $    3,328
  1999                                        780            337               268          (2,607)         (1,222)
  Nine months ended September 30,
  2000                                $    10,973     $    3,034       $     3,148      $   (5,522)     $   11,633
  1999                                     11,699          2,358             1,039          (7,362)          7,734

Identifiable assets
  September 30, 2000                  $   130,235     $   32,269       $    17,373      $   15,995      $  195,872
  December 31, 1999                       136,347         30,942            17,107          20,135         204,531


A reconciliation of operating income for reportable segments to consolidated operating income is as follows:


                                                       Three Months Ended                  Nine Months Ended
                                                       ------------------                  -----------------

                                                  September 30,    September 30,    September 30,     September 30,
                                                      2000             1999             2000              1999
                                                      ----             ----             ----              ----

Operating income for reportable segments            $   4,413      $    1,385         $  17,155         $ 15,096
Other operating loss, mainly unallocated
  corporate and other expenses                            (48)         (1,110)           (2,418)          (3,583)
Amortization expense                                   (1,037)         (1,147)           (3,104)          (3,429)
Nonrecurring loss                                                        (350)                              (350)
                                                    ---------      ----------         ---------         --------

Consolidated operating income                       $   3,328      $   (1,222)        $  11,633         $  7,734
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

In June 1998, the Financial Accounting Standards Boards issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The Company will adopt FAS 133 on January 1, 2001. Adoption of FAS 133 will not have a significant impact on the Company's financial statements.

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

RESULTS OF OPERATIONS

Sales were $55.0 million for the quarter ended September 30, 2000, a decrease of $6.2 million, or 10.1%, compared with sales of $61.2 million for the same quarter of 1999. Sales for the Precision Machined Products segment decreased $4.6 million, or 10.5%, to $39.5 million, primarily due to sales decreases in the heavy-duty truck market of $6.9 million or 34.7% as compared to the same quarter of 1999. Lower sales in the heavy-duty truck market were caused by reductions in customer orders due to the significant decline in retail sales of Class 8 vehicles. Automotive sales in the Precision Machined Products segment decreased $1.6 million or 7.7%, primarily due to insourcing production of some parts at two OEM customers during 2000. These decreases were partially offset by an increase in sales to the agricultural market of $3.8 million or 94.5% due to higher customer orders as compared to the low level of sales in the depressed agricultural market that was experienced during the third quarter of 1999. Sales for the Rubber and Plastic segment decreased $1.0 million or 8.9%, and sales in the Special Machines segment decreased $0.6 million or 10% as compared to the third quarter of 1999.

Sales for the nine months ended September 30, 2000 were $191.8 million, an increase of $1.0 million, or 0.5%, compared with sales of $190.8 million for the same period in 1999. Sales in the Precision Machined Products segment increased $2.7 million, due to sales increases in the automotive and agricultural markets of $4.4 million and $7.6 million, respectively, partially offset by a decrease in sales in the heavy-duty truck market of $9.3 million. Sales for the Rubber and Plastic segment decreased $1.8 million as compared to the same period of 1999. Sales for the Special Machines segment were approximately the same as the prior year.

Gross margin was $7.9 million, or 14.3% of sales, for the quarter ended September 30, 2000 compared with $6.7 million, or 11.0% of sales, for the same period of 1999. Gross margin and gross margin percentage increased primarily due to the low gross margin and gross margin percentage experienced in 1999 caused by the launch of a new product in the Precision Machined Products segment. The impact on gross margin and gross margin percentage caused by the decrease in sales in the heavy-duty truck market was more than offset by improvements in gross margin and gross margin percentage in other markets, mainly in the Special Machines segment from improved operating performance on sales contracts and the agricultural market from increased sales.

Gross margin was $29.9 million, or 15.6% of sales, for the nine months ended September 30, 2000 compared with $30.9 million, or 16.2% of sales, for the nine months ended September 30, 1999. The decreases in gross margin and gross margin percentage were primarily due to the decrease in sales in the heavy-duty market and a one-time expense of $0.7 million incurred in the first quarter of 2000 for settlement of a union contract at one location in the Precision Machined Products segment. These decreases were partially offset by gross margin increases from improved performance at the division in the Precision Machined Products segment that experienced the launch problems in the third quarter of 1999, from improved operating performance in the Special Machines segment as well as from increased sales in the agricultural market.

Selling, general and administrative expenses ("SG&A") of $3.5 million, or 6.4% of sales, for the quarter ended September 30, 2000 decreased $3.3 million as compared to SG&A of $6.8 million, or 11.1% of sales, for the quarter ended September 30, 1999. The decrease is due to management incentive adjustments recorded during the third quarter of 2000 and cost saving measures that have been implemented throughout the company.

SG&A for the nine months ended September 30, 2000 was $15.1 million, or 7.9% of sales, a decrease of $4.3 million from SG&A for the nine months ended September 30, 1999 of $19.4 million, or 10.2% of sales. The decrease in SG&A is primarily due to cost savings measures, primarily reductions in professional fees and headcount, throughout the Company during 2000.

A nonrecurring loss of $0.4 million was recorded in the third quarter of 1999 for costs incurred related to the closure of one facility in the Rubber and Plastics segment during the third quarter of 1999.

Consolidated operating income for the third quarter of 2000 was $3.3 million, or 6.0% of sales, compared with an operating loss of $1.2 million, or 2.0% of sales for the same period one year ago.

Operating income for the Precision Machined Products segment increased $2.1 million to $2.9 million in the quarter ended September 30, 2000 from $0.8 million in the same period of 1999. Operating margin increased to 7.3% of segment sales for the quarter ended September 30, 2000 from 1.8% of segment sales in the same period of 1999. The increase in operating income and operating margin was primarily due to losses incurred in 1999 from a new product launch at one operation, as well as the cost savings measures noted above. These increases were partially offset by the impact of lower sales in the heavy-duty truck market.

Operating income for the Rubber and Plastic segment increased to $0.6 million in the quarter ended September 30, 2000 from $0.3 million for the third quarter of 1999. Operating margin increased to 5.9% of segment sales for the quarter ended September 30, 2000, from 2.9% for the quarter ended September 30, 1999, primarily due to the cost savings realized from closing one of the Rubber and Plastics locations during the third quarter of 1999.

Operating income for the Special Machines segment increased $0.6 million to $0.9 million, or 18.0% of sales, in the quarter ended September 30, 2000 from $0.3 million, or 4.8% of sales, in the same period of 1999. The increase in operating income was primarily due to the increased revenue and the profitability of contracts in progress within the segment.

Consolidated operating income for the nine months ending September 30, 2000 was $11.6 million, or 6.1% of sales, compared with operating income of $7.7 million, or 4.1% of sales for the same period one year ago.

Operating income for the Precision Machined Products segment decreased $0.7 million to $11.0 million for the nine months ended September 30, 2000 from $11.7 million in the same period of 1999. Operating margin decreased to 8.0% of segment sales for the nine months ended September 30, 2000 from 8.7% of segment sales in the same period of 1999. The decrease in operating income and operating margin was primarily due to lower sales in the heavy-duty truck market partially offset by increased operating income and operating margins at one Precision Machined Products division that incurred losses in 1999 from a new product launch and increased sales in the Agricultural market.

Operating income for the Rubber and Plastic segment increased to $3.0 million in the nine months ended September 30, 2000 from $2.4 million for the same period in 1999. Operating margin increased to 8.4% of segment sales for the nine months ended September 30, 2000, from 6.2% for the nine months ended September 30, 1999, primarily due to the cost savings realized from closing one of the Rubber and Plastics locations during the third quarter of 1999.

Operating income for the Special Machines segment increased $2.1 million to $3.1 million, or 17.6% of sales, in the nine months ended September 30, 2000 from $1.0 million, or 5.8% of sales, in the same period of 1999. The increase in operating income was primarily due to the increased revenue and the profitability of contracts in progress within the segment. Management does expect that the operating income for the full year will be comparable to the year ended 1999.

Interest expense for the quarter and nine months ended September 30, 2000 was $3.5 million and $10.8 million, respectively, approximately the same as interest expense for the same periods in 1999.

During the quarter and the nine months ended September 30, 2000, the Company recorded $0.9 million and $1.6 million, respectively, for other professional fees, related to advice and counsel regarding certain exchange offer documents filed with the Securities and Exchange Commission. See "Recent Developments" section below.

LIQUIDITY AND CAPITAL RESOURCES

The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") were $5.1 million. The Company's capital expenditures for the quarter ended September 30, 2000 were $1.9 million. The Company received cash of $3.5 million from the financing of capital expenditures as a capital lease. In addition, the Company's accounts receivable balance increased approximately $4.1 million, from December 31, 1999 to September 30, 2000, primarily due to the completion of several large contracts in the Company's Special Machines segment during the quarter ended September 30, 2000. The Company also reduced its accounts payable balance by approximately $6.7 million from December 31, 1999 to September 30, 2000. These factors, and other changes in the Company's working capital during the quarter ended September 30, 2000, resulted in the Company borrowing $1.7 million on its line of credit facility at September 30, 2000.

At September 30, 2000 the Company had borrowings outstanding of $1.7 million under its Senior Credit Facility (the "Facility") and current borrowing availability of an additional $22.3 million. The Facility is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc.'s real estate. The current expiration of the Facility is February 28, 2001. Borrowings under the Facility have been classified as long-term in the accompanying condensed consolidated balance sheet at September 30, 2000, as the Company has both the ability and the intent to refinance this debt.

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

In September 2000, EXX Inc and its majority shareholder filed an amendment to their combined Schedule 13D disclosing that they may be deemed to beneficially own 17.49% of the Company's common stock. On November 6, 2000, EXX Inc issued a letter to the board of directors of the Company through a press release requesting that the Company's board of directors permit EXX Inc to increase its holdings to 34.999% of the outstanding stock of the Company through a future tender offer for up to 866,000 shares of common stock of the Company for $3.00 per share. The Company's board of directors is currently reviewing the statements made in the EXX Inc press release.

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


                                                       NEWCOR, INC.

                                                       -----------------------------
                                                         Registrant

     Date:  November 13, 2000                           /s/ James J. Connor
            -----------------                           -------------------
                                                            James J. Connor
                                                            President and Chief Executive Officer
                                                            Principal Financial and
                                                            Accounting Officer

                                 Exhibit Index
                                 -------------

Exhibit No.                     Description
-----------                     -----------

    27                          Financial Data Schedule

