Form 10-K
period 2000-12-31
NEWCOR INC
filed 2001-04-02
CIK 71745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
[X] Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act
                                    of 1934
                  For the fiscal year ended December 31, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
         For the transition period from ____________ to ____________ .
                         Commission File number 1-5985

                                  NEWCOR, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                          38-0865770
----------------------------------------------------------    ------------------------------------
     (State or other jurisdiction of incorporation or         (I.R.S. Employer Identification No.)
                       organization)

43252 Woodward Ave., Suite 240, Bloomfield Hills, Michigan                   48302
----------------------------------------------------------    ------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 28, 2001 was $4,246,599. As of February 28, 2001, there were 4,949,068 shares of the Company's common stock ($1 par value) outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the proxy statement for the annual shareholders meeting to be held May 10, 2001 are incorporated by reference into Part III.

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

     The Company purchased the business and substantially all of the assets of Machine Tool & Gear, Inc. ("MT&G") in December 1997. MT&G manufactures differential pins and side gears, output shafts and rear axle shafts for the automotive industry. The Company also purchased the common stock of the three related companies known as The Deco Group ("Deco"), and Turn-Matic, Inc. ("Turn-Matic") in March 1998, subsequent to the issuance of $125 million 9.875% Senior Subordinated Notes due 2008 (the "Notes"). Deco manufactures high-volume, precision machined engine and powertrain components and assemblies for the medium and heavy-duty truck and automotive industries, while Turn-Matic manufactured high-volume, precision machined engine components and assemblies for the automotive industry. In October of 2000 Turn-Matic was closed and remaining business was consolidated into other Newcor operations.

     The MT&G, Deco and Turn-Matic acquisitions and the issuance of the Notes substantially increased the size of the Company and changed the character and scope of its business. In addition, these transactions substantially increased the Company's leverage, interest expense and cash requirements for debt service in 1998 and succeeding years as compared to 1997 and prior years. The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness or to fund planned capital expenditures will depend on its future performance, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

     Financial information about operating segments is presented in Note 13 (Segment Reporting) of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. This segment information is supplemented by the additional financial information included under "Narrative Description of Business" below.

NARRATIVE DESCRIPTION OF BUSINESS

     The Company sells and markets its products into five market segments defined as automotive (53%), heavy-duty truck (24%), agricultural (12%), capital goods (9%) and industrial (2%). The percentages following the market definition reflect the portion of 2000 consolidated revenue sold into that respective market. The markets served by the Company are highly cyclical and are impacted by the general strength of the economy, by prevailing interest rates and by other factors outside the control of the Company. The markets for automotive, heavy-duty trucks, agricultural vehicles and capital goods, for which the Company supplies goods and services have all experienced both strength in recent years as well as significant downturns. Such downturns have materially adversely affected the revenues, profitability and cash flow of suppliers to these industries, including the Company, and there can be no assurance that one or all such industries will not experience similar downturns in the future. A cyclical decline in overall demand in any of the markets served by the Company would have a material adverse effect on the Company's financial condition, results of operations and debt service capability.

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

     Across all segments, sales in 2000 to Detroit Diesel Company, Ford Motor Company, American Axle & Manufacturing and Deere & Company were approximately 21%, 18%, 13% and 10%, respectively, of consolidated sales. Although the Company presently has ongoing supply relationships with each of these customers, there can be no assurance that sales to these customers will continue at the same levels or at all. (Reference is made to Management's Discussion and Analysis in Item 7 of this report as it relates to certain lost business in the OEM heavy-duty truck market.) Each of these customers has, and regularly exercises, substantial negotiating leverage over its suppliers, including the Company, and continuation of these relationships is dependent upon the customers' satisfaction with the price, quality and delivery of the Company's products and the Company's engineering capabilities and customer services. While management believes its relationships with its customers are mutually satisfactory, if any of these customers were to reduce substantially or discontinue its purchases from the Company, the financial condition and results of operations of the Company would be materially adversely affected. From time to time, suppliers to these large customers, including the Company, enter into agreements mandating periodic price reductions, which thereby effectively require such suppliers to improve their efficiency and reduce costs in order to maintain profit margins, and the Company is presently a party to several such agreements.

Precision Machined Products Segment

     During 2000, the Precision Machined Products segment accounted for 72% of consolidated total revenue. This segment consists of five operating units at December 31, 2000: Deco, Blackhawk Engineering, Rochester Gear, Newcor Technologies and MT&G.

     Deco produces high-volume precision machined engine and powertrain components and assemblies primarily for the heavy-duty truck market. Blackhawk's principal line of business is machining large gray iron, nodular iron and steel foundry castings for companies with business in the agricultural market. Rochester Gear, Newcor Technologies and MT&G produce high-quality shafts, axles, transmission parts, differential pins and gears, rear axle shafts and other machined components. Rochester Gear, Newcor Technologies and MT&G participate primarily in the automotive market.

     In 2000, approximately 51% of the Precision Machined Products segment was revenue comprised of sales to the automotive market (OEM's and Tier 1 suppliers) and 32% to the heavy-duty truck market. The remaining revenue was from sales to agricultural equipment manufacturers, primarily Deere & Company. Operating units in the Precision Machined Products segment have several competitors, both domestic and foreign. Orders are almost exclusively obtained through competitive bidding, based on quality, engineering capabilities, delivery and price. Substantially all of the segment's revenue comes from domestic sales through either the Company's sales staff or independent manufacturers' representatives. Engineering design changes and model year changes mandated for the OEM's in both the automotive and heavy-duty truck market occur routinely and require the Company to maintain competitive pricing with strong business relationships to ensure that future business is attained.

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

Rubber and Plastic Segment

     During 2000, the Rubber and Plastic segment accounted for 19% of consolidated total revenue. This segment consisted of three operations at December 31, 2000: Deckerville, Walkerton and Plastronics. In 2000, approximately 84% of the Rubber and Plastic segment revenue came from sales to the automotive market (OEM's and Tier 1 suppliers). The remaining revenue resulted from a wide variety of markets, including health care, agricultural, appliance and others.

     The segment utilizes dip, cast and injection molding processes to manufacture both interior components (principally transmission shift boots, steering column and gearshift lever seals and air conditioning ducts) and engine compartment and other body components (body and dash panel grommets and fuel filler seals). The segment's injection molding facilities are used to manufacture fluid recovery systems, hose and wire brackets, speaker seals and vacuum control systems. The segment also supplies attachment and restraining products such as clips and brackets.

     Each of the operations in the Rubber and Plastic segment has several competitors, primarily all domestic. Orders are almost exclusively obtained through competitive bidding, based on quality, engineering capabilities, delivery and price. All of the segment's revenue results from domestic sales through either the Company's sales staff or independent manufacturers' representatives. Engineering design changes and model year changes mandated for the OEM's in both the automotive and heavy-duty truck market occur routinely and require the Company to maintain competitive pricing with strong business relationships to ensure that future business is attained.

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

Special Machines Segment

     During 2000, the Special Machines segment accounted for 9% of consolidated total revenue. This segment consists of one division, Newcor Bay City ("Bay City"). The Bay City division designs and assembles standard and special custom machines and systems to meet its customers' welding, assembly, forming, heat treating and testing process requirements.

     Approximately 69% of the Special Machines segment revenue came from sales to the automotive market (OEM's and Tier 1 suppliers) during 2000. The remaining revenue resulted from a variety of markets including appliance, consumer goods, aerospace and others.

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

     This segment's working capital requirements can vary significantly based on the number and stage of contracts in process.

     As of February 1, 2001, the Special Machines segment backlog was $10.2 million. Backlog at December 31, 1999 was $7.2 million. The backlog at February 28, 2001 is expected to be completed during the year ended December 31, 2001.

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

Employees

     At January 31, 2001, the Company had approximately 1,600 employees. Approximately 23% of the Company's employees and contract workers at January 31, 2001 were represented by the United Auto Workers and the United Steel Workers of America. One collective bargaining agreement was renewed for a three-year contract in 2000 with the United Steel Workers of America. Two other collective bargaining agreements with these unions will expire at various times in 2001 and 2002. In addition, most of the Company's customers employ workforces represented by the United Auto Workers and other unions, and many of these customers have experienced work stoppages at various times in the past. A dispute between the Company and its employees, or between any of its major customers and such customers' employees, could have a material adverse effect on the Company's financial condition and results of operations. The labor strike of General Motors Corporation workers represented by the United Auto Workers in June 1998 adversely impacted the profitability of the Precision Machined Products and Rubber and Plastic segments. There can be no assurance that labor market conditions will not materially adversely affect one or more of the Company's businesses.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND SALES

     The Company does not have any foreign operations and, therefore, does not segregate its revenue by geographic area. Export sales, principally to Mexico and Canada, represented less than 10% of consolidated revenue in 2000, 1999 and 1998.

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS UNDER THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report, including the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") sections, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "intend," "will," "expect," "anticipate," "plan," "management believes," "estimate," "continue" or "position" or the negatives of or other variations on those terms or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow are forward-looking statements. Readers are cautioned that reliance on any forward-looking statements involves risks and uncertainties and that, although the Company believes that the assumptions on which the forward-looking statements contained in this report are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based on those assumptions also could be incorrect, and actual results may differ materially from any results indicated or suggested by those forward-looking statements. The uncertainties in this regard include, but are not limited to those discussed under "Environmental Compliance" in this section;
Item 3 of this report and other cautionary statements contained throughout the "Business Section" of this report; the cyclical nature of the industries served by the Company, all of which have encountered significant downturns in the past; the level of production by and demand from the Company's principal customers, upon which the Company is substantially dependent, including the three major domestic automobile manufacturers, American Axle & Manufacturing, Detroit Diesel Corporation and Deere & Company; whether, when and to what extent expected orders materialize; whether the Company will be able to successfully launch new programs; the impact on the Company of actions by its competitors, some of which are significantly larger and have greater financial and other resources than the Company; developments with respect to contingencies, including environmental matters, litigation and retained liabilities from businesses previously sold by the Company; and the extent to which the Company's new ERP computer system performs as anticipated. All forward-looking statements are expressly qualified by the cautionary statements set forth therein. In light of these and other uncertainties, the inclusion of a forward-looking statement in this report should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved. Except as required by law, the Company undertakes no obligation to update any forward looking statements.

ITEM 2. PROPERTIES

     The Company conducts its business in company-owned facilities totaling approximately 536,000 square feet and leased facilities totaling approximately 189,000 square feet of office, engineering, manufacturing and warehouse space. All of these facilities are suitable to meet the current capacity needs of the divisions. Leases expire at various times through 2008, and the Company generally has extension options.

     Below is a summary of the existing facilities:

LOCATION                    SQUARE FOOTAGE   TYPE OF INTEREST            DESCRIPTION OF USE
--------                    --------------   ----------------            ------------------
Corporate Office..........       7,000       Leased            Administrative Office
Bloomfield Hills, MI
Precision Machined Products Group
Rochester Gear............      49,000       Owned             Transmission and powertrain components
Clifford, MI
Blackhawk Engineering.....      54,000       Owned             Tractor differential cases,
Cedar Falls, IA                 17,000       Leased            transmission cases, steering arms and
Waterloo, IA                                                   brake pedals
MT&G......................     100,000       Owned             Differential pinion and side gears,
Corunna, MI                     10,000       Owned             output shafts and rear axle shafts
Fenton, MI
Deco......................     110,000       Leased            Rocker arm components and assemblies,
Royal Oak, MI                                                  transmission shafts, accessory drive
                                                               assemblies and thrust and pressure
                                                               plates
Newcor Technologies.......      55,000       Leased            Transmission shafts, bearing caps and
Troy, MI                                                       torsion bars
Rubber and Plastic Group
Deckerville Division......      89,000       Owned             Gear shift boots, steering column
Deckerville, MI                                                seals, shift lever gap hiders,
                                                               windshield wiper covers and coated
                                                               metal parts
Walkerton Division........      33,000       Owned             Steering column seals and shift lever
Walkerton, IN                                                  boots and gap hiders
Plastronics...............      39,000       Owned(Plant 1)    Vacuum reservoirs and assemblies for
East Troy, WI                   39,000       Owned(Plant 2)    air conditioning, power steering and
East Troy, WI                                                  cruise control systems, hose and wire
                                                               brackets and dash panel grommets
Special Machines Group
Newcor Bay City...........     123,000       Owned             Automated welding and assembly systems
Bay City, MI

ITEM 3. LEGAL PROCEEDINGS

     Various legal matters arising during the normal course of business are pending against the Company. Management does not expect that the ultimate liability, if any, of these matters will have a material adverse effect on future results of operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     At March 15, 2001 there were approximately 2,200 holders of record of the Company's common stock.

     The principal market for trading Newcor shares is The American Stock Exchange ("AMEX"). Prior to May 7, 1999, the principal market for trading Newcor shares was The NASDAQ Stock Market. The closing price on December 31, 2000 was $0.63. Quarterly operating results, dividends paid and the quarterly price ranges on the AMEX and NASDAQ during the last two years are as follows.

                                                          FOR THE YEAR ENDED DECEMBER 31, 2000
                                                  -----------------------------------------------------
                                                                  QUARTER
                                                  ----------------------------------------
                                                   FIRST     SECOND      THIRD     FOURTH     FULL YEAR
                                                   -----     ------      -----     ------     ---------
Sales.........................................    $69,179    $67,653    $55,025    $46,258    $238,115
Gross margin..................................     10,402     11,580      7,875      3,001      32,858
Net income (loss).............................       (117)       193       (792)    (5,866)     (6,582)
Net income (loss) per share...................    $ (0.02)   $  0.04    $ (0.16)   $ (1.19)   $  (1.33)
Share prices:
  High........................................    $  3.13    $  3.00    $  2.81    $  2.13
  Low.........................................       2.00       1.88       1.63       0.38

                                                          FOR THE YEAR ENDED DECEMBER 31, 1999
                                                  -----------------------------------------------------
                                                                  QUARTER
                                                  ----------------------------------------
                                                   FIRST     SECOND      THIRD     FOURTH     FULL YEAR
                                                   -----     ------      -----     ------     ---------
Sales.........................................    $64,700    $64,916    $61,230    $67,637    $258,483
Gross margin..................................     12,554     11,660      6,714      8,846      39,774
Net income (loss).............................        505        623     (3,116)    (9,592)    (11,580)
Net income (loss) per share...................    $  0.10    $  0.13    $ (0.63)   $ (1.96)   $  (2.36)
Share prices:
  High........................................    $  5.75    $  5.25    $  4.88    $  3.75
  Low.........................................       3.50       3.00       1.56       1.31

ITEM 6. SELECTED FINANCIAL DATA

     The following financial summary for the periods indicated has been derived from the consolidated financial statements of Newcor, Inc. Information for 1996, excluding balance sheet information, has been restated for the discontinued operations of Wilson Automation.

                                       YEARS ENDED         TWO MONTH
                                       DECEMBER 31,       PERIOD ENDED       YEARS ENDED OCTOBER 31,
                                   --------------------   DECEMBER 31,   --------------------------------
                                     2000        1999         1998         1998        1997        1996
                                     ----        ----     ------------     ----        ----        ----
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS
Precision Machined Products:
  Sales..........................  $170,297    $183,653     $27,434      $138,784    $ 60,471    $ 48,439
  Operating income...............    10,110      14,350       3,276        15,042       6,157       4,525
Rubber and Plastic:
  Sales..........................    45,783      49,553       7,854        49,238      48,517      32,447
  Operating income...............     3,129       2,845          18         1,213       3,172       2,647
Special Machines:
  Sales..........................    22,035      25,277       1,607        18,198      21,860      30,858
  Operating income (loss) from
     continuing operations.......     3,067       2,404        (532)          549       2,005       3,972
Consolidated:
  Sales..........................   238,115     258,483      36,895       206,220     130,848     111,744
  Gross margin...................    32,858      39,774       6,210        33,965      23,765      22,657
  Interest expense...............    14,403      14,006       2,342        10,821       2,070       1,787
  Income (loss) from continuing
     operations..................    (6,582)    (11,580)       (661)       (1,159)      3,890       3,558
  Per share income (loss) from
     continuing
     operations -- basic and
     diluted(1)..................     (1.33)      (2.36)      (0.13)        (0.23)       0.79        0.72
  Net income (loss)..............    (6,582)    (11,580)       (661)       (1,159)      3,890      (1,145)
  Net income (loss) per share --
     basic and diluted(1)........     (1.33)      (2.36)      (0.13)        (0.23)       0.79       (0.24)
  Dividends per share(1).........                                            0.05        0.19        0.19
FINANCIAL POSITION
Working capital..................  $ 14,410    $ 15,903     $26,288      $ 26,834    $ 17,803    $ 14,951
Current ratio....................      1.37        1.33        1.88          1.81        1.83        1.87
Net property, plant and
  equipment......................    54,609      58,777      53,866        53,837      28,119      23,131
Total assets.....................   189,312     204,531     205,649       210,329      90,748      77,499
Total debt.......................   137,255     135,933     140,533       141,467      33,100      25,400
Shareholders' equity.............     6,808      13,056      24,660        25,321      27,280      24,441
Debt as percent of total
  capitalization.................      95.3%       91.2%       85.0%         84.8%       54.8%       51.0%
OTHER FINANCIAL DATA
Shareholders' equity per
  share(1).......................  $   1.38    $   2.67     $  5.02      $   5.14    $   5.53    $   4.96
Depreciation and amortization
  from continuing operations.....    13,059      12,677       1,877         9,185       4,280       3,622
Earnings before interest, taxes,
  depreciation and amortization
  from continuing operations.....    17,487      14,218       3,181        18,425      12,583      10,403
Capital expenditures from
  continuing operations..........     7,508      13,934       2,429         8,123       3,539       2,946
Weighted average shares
  outstanding(1).................     4,946       4,897       4,916         4,927       4,932       4,923

-------------------------
(1) Share and per share data have been restated to reflect a 5% stock dividend declared on June 11, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein. On December 21, 1998, the Company filed a current report on Form 8-K announcing that the Board of Directors approved changing the Company's annual reporting period from a fiscal year ending October 31 to a calendar year ending December 31.

OVERVIEW

     The Company is organized into three operating segments: the Precision Machined Products segment, the Rubber and Plastic segment and the Special Machines segment. The Precision Machined Products segment produces transmission, powertrain and engine components and assemblies for the automotive, medium and heavy-duty truck, and agricultural vehicle industries. The Rubber and Plastic segment produces cosmetic and functional seals and boots and functional engine compartment products primarily for the automotive industry. The Special Machines segment designs and manufactures welding, assembly, forming, heat treating and testing machinery and equipment for the automotive, appliance and other industries.

     The Company purchased the business and substantially all of the assets of Machine Tool & Gear, Inc. ("MT&G") in December 1997. MT&G manufactures differential pins and side gears, output shafts and rear axle shafts for the automotive industry. The Company also purchased the common stock of the three related companies known as The Deco Group ("Deco"), and Turn-Matic, Inc. ("Turn-Matic") in March 1998, subsequent to the issuance of $125 million 9.875% Senior Subordinated Notes due 2008 (the "Notes"). Deco manufactures high-volume, precision machined engine and powertrain components and assemblies for the medium and heavy-duty truck and automotive industries, while Turn-Matic manufactured high-volume, precision machined engine components and assemblies for the automotive industry. In October of 2000 Turn-Matic was closed and remaining business was consolidated into other Newcor operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH 1999

     The Company recorded sales in 2000 of $238.1 million, a decrease of $20.4 million, or 7.9%, from 1999 sales of $258.5 million. Sales for the Precision Machined Products segment decreased $13.3 million, or 7.3%, to $170.3 million, sales for the Rubber and Plastic segment decreased $3.8 million, or 7.6%, to $45.8 million, and sales for the Special Machines segment decreased $3.3 million, or 13.0%, to $22.0 million. The decrease in sales in 2000 as compared to 1999 for the Precision Machined Products segment was primarily due to volume decreases in the automotive and heavy-duty truck market, which accounted for a reduction of $19.6 million, and the loss of business at two operations accounting for a decrease of $5.7 million as a result of our customers' insourcing decision for strategic considerations. These decreases in the Precision Machined Products segment were partially offset by an increase in sales to agricultural market customers of $8.9 million and other new business in automotive and heavy-duty truck of $3.1 million. The decrease in sales for the Rubber and Plastic segment was primarily due to decreased sales to automotive market customers as a result of a general market decline, particularly in the fourth quarter of 2000. The sales decline in the Special Machines segment was due to softness in the capital goods markets.

     Consolidated gross margin decreased $6.9 million to $32.9 million in 2000 from $39.8 million in 1999. Consolidated gross margin percentage decreased to 13.8% in 2000 from 15.4% in 1999. The decrease in gross margin was primarily attributable to the decrease in heavy-duty truck market sales and the loss of business at two operations in the Precision Machined Products segment. Cost reductions implemented during the year partially offset the margin on these lost sales. The lost business generally reflected a better profit margin than the remaining sales.

     Selling, general and administrative expenses ("SG&A") decreased to $20.0 million in 2000 from $24.7 million in 1999, a decline of 19%. SG&A as a percentage of sales decreased to 8.4% in 2000 from 9.6% in 1999. The decrease in SG&A expense and SG&A as a percent of sales was primarily due to cost savings measures taken throughout the Company, including elimination of certain consulting services, salaried headcount consolidations, and reduced management incentives.

     Amortization expense decreased to $4.1 million in 2000 from $4.6 million in 1999 as a result of lower goodwill after considering the goodwill impairment charge of $8.5 million recorded in 1999.

     Consolidated operating income increased $5.9 million to $7.4 million in 2000 from $1.5 million in 1999, and consolidated operating margin increased to 3.1% of sales in 2000 from 0.1% of sales in 1999. Excluding the impact of the non-cash impairment charge of $8.5 million in 1999, consolidated operating income decreased $2.6 million to $7.4 million in 2000 from $10.0 million in 1999.

     Operating income for the Precision Machined Products segment decreased $4.3 million to $10.1 million in 2000 from $14.4 million in 1999. Operating margin decreased to 5.9% of segment sales in 2000 from 7.8% of segment sales in 1999. The decrease in operating income was attributable to the factors delineated in the gross margin and SG&A discussions above.

     Sales of one assembly in the OEM heavy-duty truck market accounted for 16% of total company sales in 2000. The OEM to which this assembly is supplied has made certain design changes which are planned by the OEM to be effective in model year 2003 production. As such, this revenue is not expected to continue beyond the third quarter of 2002, as the newly designed assembly will be sourced from a competitor. Operating income attributable to this assembly is approximately $11.3 million for the year ended December 31, 2000.

     Operating income for the Rubber and Plastic segment increased $0.3 million to $3.1 million in 2000 from $2.8 million in 1999. Operating margin increased to 6.8% of segment sales in 2000 from 5.7% of segment sales in 1999. The increase in operating income was primarily due to increases in operational efficiencies and cost saving measures experienced during the year and the plant consolidation program completed during 1999 which more than offset the lost profit from the lower sales.

     Operating income for the Special Machines segment increased $0.7 million to $3.1 million in 2000 from $2.4 million in 1999. Operating margin increased to 13.9% of segment sales in 2000 from 9.5% of segment sales in fiscal 1999. The increase in operating income and margin was primarily due to better operating performance experienced on contracts completed during 2000.

     For the year ended December 31, 1999, the Company recorded an impairment charge related to its long-lived assets, primarily goodwill, at its Turn-Matic location in the Precision Machined Products segment. The impairment charge was determined based upon Turn-Matic's discounted future cash flows and resulted in a charge to earnings of $8.5 million. In October 2000, the Turn-Matic operation was closed and remaining business was consolidated into other Newcor operations. In the fourth quarter of 2000, the Company recorded a provision of $1.3 million to reflect the closing costs associated with Turn-Matic. Unutilized machinery and equipment was sold and proceeds will be received in the first quarter of 2001. The Company is currently involved in litigation with the sellers of Turn-Matic regarding certain claims by the Company.

     Interest expense was $14.4 million and $14.0 million in 2000 and 1999, respectively. The increase in interest expense was primarily due to higher line of credit borrowings throughout the year. The effective tax rate was 34% in 2000 and 11.0% in fiscal 1999. The low effective tax rate in 1999 was caused by the impairment charge not being immediately deductible for federal and state income tax purposes.

     In 2000, the Company recorded $2.5 million for other professional fees, related to advice and counsel regarding certain exchange offer documents filed with the Securities and Exchange Commission. See "Recent Developments" section below.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH OCTOBER 31, 1998

     The Company recorded sales in 1999 of $258.5 million, an increase of $52.3 million, or 25.4%, from fiscal 1998 sales of $206.2 million. Sales for the Precision Machined Products segment increased $44.8 million, or 32.3%, to $183.6 million, sales for the Rubber and Plastic segment increased $0.4 million, or 0.8%, to $49.6 million, and sales for the Special Machines segment increased $7.1 million, or 39.0% to $25.3 million. The increase in sales for the Precision Machined Products segment was primarily due to the full year impact of the fiscal 1998 acquisitions of MT&G, Deco and Turn-Matic (referred to collectively as the "Acquisitions"), which accounted for $39.8 million of the increase. Increased volumes in the automotive market of $14.9 million and heavy-duty truck market of $7.1 million were partially offset by $16.6 million of decreased product sales in the agricultural machined components market. The increase in sales for the Rubber and Plastic segment was primarily due to the increased volumes in the automotive market. The lower volumes experienced in fiscal 1998 were primarily caused by the General Motors strike. The sales increase in the Special Machines segment was due to increases in new orders that were obtained during 1999.

     Consolidated gross margin increased $5.8 million to $39.8 million in 1999 from $34.0 million in fiscal 1998. The increase in gross margin is attributable to the increase in sales described above, partially offset by a decrease in consolidated gross margin percentage. Consolidated gross margin percentage decreased to 15.4% in 1999 from 16.5% in fiscal 1998. The decrease in margin percentage was primarily attributable to three factors: 1) the launch of a new product in the Precision Machined Products segment resulted in poor productivity and high scrap rates as the operation moved to increase production output negatively impacting margins by approximately $4.0 million, 2) a second operation in this segment continued to incur higher operating losses caused by labor inefficiencies and increased scrap rates, negatively impacting margin by $2.0 million, and 3) lower agricultural machined component production schedules also adversely impacted gross margins at a third operation in this product segment, with an estimated reduction in margin of $1.0 million in 1999 compared to fiscal 1998. These decreases in margin were partially offset by higher sales in the heavy-duty truck market as well as the increase in sales and profits in the Special Machines segment.

     Selling, general and administrative expenses ("SG&A") increased to $24.7 million from $20.8 million in fiscal 1998. SG&A as a percentage of sales decreased to 9.6% in 1999 from 10.1% in fiscal 1998. The increase in SG&A expense was primarily due to the increase in sales described above, as well as the acquisitions in the Precision Machined Products segment, which added approximately $2.5 million of SG&A expense in 1999. The primary reason for the decrease in SG&A as a percentage of sales was the sales increase described above and the lower expense associated with the operations in the acquisitions as compared to the Special Machines segment.

     Amortization expense increased to $4.6 million in 1999 from $3.5 million in fiscal 1998 due to the full year effect of the Acquisitions.

     Consolidated operating income, including the non-cash impairment charge of $8.5 million, decreased $7.6 million to $1.5 million in 1999 from $9.1 million in fiscal 1998, and consolidated operating margin decreased to 0.6% of sales in 1999 from 4.5% of sales in fiscal 1998. Consolidated operating income, excluding the non-cash impairment charge of $8.5 million, was $10.0 million in 1999 compared to $9.1 million in fiscal 1998, an increase of $0.9 million.

     Operating income for the Precision Machined Products segment decreased $0.6 million to $14.4 million, excluding the impairment charge in 1999 from $15.0 million in fiscal 1998. Operating margin decreased to 7.8% of segment sales in 1999 from 10.8% of segment sales in fiscal 1998. The decrease in operating income was attributable to the factors delineated in the gross margin and SG&A discussion above partially offset by increased operating income in 1999 of $4.8 million after giving effect to the acquisition in 1998.

     Operating income for the Rubber and Plastic segment increased $1.6 million to $2.8 million in 1999 from $1.2 million in fiscal 1998. Operating margin increased to 5.7% of segment sales in 1999 from 2.5% of segment sales in fiscal 1998. The increase in operating income was primarily due to increases in operational efficiencies experienced during the year, mainly as a result of the closure of two operations in this segment during 1999. Production at these two operations was moved to other operations within the Rubber and Plastic segment. In addition, operating income was lower in fiscal 1998 due to the General Motors strike during the third quarter of fiscal 1998.

     Operating income for the Special Machines segment increased $1.9 million to $2.4 million in 1999 from $0.5 million in fiscal 1998. Operating margin increased to 9.5% of segment sales in 1999 from 3.0% of segment sales in fiscal 1998. The increase in operating income and margin was primarily due to the increase in sales.

     For the year ended December 31, 1999, the Company recorded an impairment charge related to its long-lived assets, primarily goodwill, at its Turn-Matic location in the Precision Machined Products segment. The impairment charge was determined based upon Turn-Matic's discounted future cash flows and resulted in a charge to earnings of $8.5 million.

     Operating income in 1999 included plant consolidation costs of $0.4 million from a plant consolidation program in the Rubber and Plastic segment. Fiscal 1998 plant consolidation costs of $0.4 million were for another location in the Rubber and Plastic segment. Other gains and losses in fiscal 1998 were $0.4 million for separation costs for the former Chief Executive Officer of the Company, partially offset by a gain of $0.4 million related to the sale of the land and building where the Company's Newcor Machine Tool ("NMT") division was located prior to its being sold in October 1996.

     Interest expense was $14.0 million and $10.8 million in 1999 and 1998, respectively. The increase in interest expense was primarily due to the full year impact of the Notes. The effective tax rate was 11.0% in 1999 and 33.9% in fiscal 1998. The decrease in the effective tax rate is due to the impairment charge not being immediately deductible for federal and state income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations for the year ended December 31, 2000 was approximately $5.0 million. In addition to the cash flow from operations, the Company generated cash from net financing activities of another $1.5 million. During the year ended December 31, 2000 the Company invested $7.5 million in machinery, equipment and other capital expenditures.

     The Company has a Senior Credit Facility (the "Facility") with a major U.S. bank. Availability of funds under the Facility is subject to satisfaction of certain financial ratios and other conditions. At December 31, 2000, the Company had no borrowings outstanding under the Facility and borrowing availability of $19.3 million. The Facility is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc.'s real estate. On January 25, 2001 and March 28, 2001, the Facility was amended to ease certain restrictive covenants, reduce the total bank commitment under the Facility to $30.0 million and extended the expiration date of the Facility to March 31, 2002. The reduction in the Facility to $30.0 million from the previous $50 million does not change the borrowing formula and therefore the current availability under the agreement.

     The Company is highly leveraged as a result of the Notes. The Company's ability to make scheduled principal payments of, or to pay the interest on, or to refinance, its indebtedness (including the Notes) or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

     The Company believes that, through a combination of cash flow from operations and available credit under the Facility, it will have adequate cash available to service debt obligations, fund capital improvements and maintain adequate working capital. However, there can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated growth opportunities, after considering lost business, and operating improvements will be realized or that future borrowings will be available under the Facility in an amount sufficient to enable the Company to service its indebtedness.

     In order to ensure that the benefit of tax carryovers and credits are realized, the Company has identified certain tax planning strategies, which would include the sale of certain assets of the Company, the proceeds from which would be used to generate additional taxable income. These transactions will not result in the payment of income taxes, as the resultant taxes, otherwise payable, would be offset by the Company's utilizing the benefit of operating loss carryovers. Although the Company believes that the identified tax planning strategies and both prudent and feasible, there can no assurance that such tax planning strategies, if and when implemented, will be effective and thus may not result in realization of the deferred tax asset as planned. If due to changing circumstances it is determined the tax strategy will not produce the intended result, a valuation allowance will be established in the period in which such determination is made.

     No dividends were declared or paid during 2000 and 1999.

RECENT DEVELOPMENTS

     On February 14, 2001, Newcor, Inc. entered into an agreement with EXX INC. and David A. Segal, collectively the beneficial owners of approximately 17.5% of Newcor's outstanding common stock, wherein Newcor agreed to appoint David A. Segal to its board of directors effective February 14, 2001. Newcor subsequently appointed Barry P. Borodkin to Newcor's Board of Directors effective March 1, 2001. Pursuant to the terms of the agreement, Newcor also agreed to increase the size of its Board from 7 members to 9, and agreed not to increase the size of the Board above 9 members. The agreement, among other things, limits EXX's and Mr. Segal's ability to increase their combined beneficial ownership in Newcor above 23.5% prior to January 1, 2003, 25.5% prior to January 1, 2004, 27.5% prior to January 1, 2005 and 30% thereafter. In addition, EXX and Mr. Segal have agreed to forego any proxy contest related to Newcor through December 31, 2003. A copy of the agreement was filed as Exhibit 99(b) to the Form 8-K dated February 15, 2001 filed by the Company with the SEC. Pursuant to, and in connection with, the agreement, Newcor amended its rights agreement to allow for the beneficial ownership percentages described above. A copy of the amendment to Newcor's rights agreement was filed as Exhibit 99(a) to the Form 8-K dated February 26, 2001 filed by the Company with the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management believes that the Company is not subject to market risk exposures arising from derivative financial instruments, as well as all other financial instruments, and derivative commodity instruments as defined by Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained in pages F-1 through F-28 in the Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Items 401 and 405 of Regulation S-K that will be contained in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2001 (the "2001 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K, which will be contained in the Company's 2001 Proxy Statement, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 403 of Regulation S-K, which will be contained in the Company's 2001 Proxy Statement, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K, which will be contained in the Company's 2001 Proxy Statement, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

         The consolidated Financial Statements and Notes are contained herein on pages F-1 - F-28.

     2. Financial Statement Schedules

        None required.

     3. Exhibits (File number for all documents incorporated by reference is Commission File Number 1-5985, except as otherwise indicated below)

 3(a)     Restated Certificate of Incorporation dated July 25, 1990.
          Incorporated herein by reference from Exhibit 3(a) to report on Form 10-K for the fiscal year ended October 31, 1990.
 3(b) Amended and Restated By Laws of the Registrant effective as of December 17, 1999. Incorporated herein by reference from
          Exhibit 3(c) to current report on Form 8-K filed on January
          3, 2000.
 4(a) Indenture dated as of March 4, 1998 between the Company, the subsidiary guarantors (as defined therein), and First Trust
          National Association as trustee, relating to the Notes
          (including forms of Notes). Incorporated herein by reference from Exhibit 4(a) to current report on Form 8-K filed on March 13, 1998.
 4(b)     A/B Exchange Registration Rights Agreement dated as of March
          4, 1998 between the Company, the subsidiary guarantors (as defined therein), and the initial purchasers of the Notes.
          Incorporated herein by reference from Exhibit 4(b) to current report on Form 8-K filed on March 13, 1998.
 4(c)     Form of 9 7/8% Series B Senior Subordinated Notes due 2008.
          Incorporated herein by reference from Exhibit 4.1.3 to Registration Statement on Form S-4 filed on April 30, 1998
          (Commission File Number 333-51415).
 4(d)     Rights Agreement, dated as of January 12, 2000, between
          Newcor, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. Incorporated herein by reference from
          Exhibit 4(h) to current report on Form 8-K filed on January
          13, 2000.
 4(e)     First Amendment to the Rights Agreement, dated as of January
          12, 2000, between Newcor, Inc. and ChaseMellon Shareholders
          Services, L.L.C., as Rights Agent. Incorporated herein by reference from Exhibit 99(b) to report on Form 8-K filed on August 4, 2000.
 4(f) Second Amendment to the Rights Agreement, dated as of January 12, 2000, between Newcor, Inc. and ChaseMellon
          Shareholders Services, L.L.C., as Rights Agent. Incorporated herein by reference from Exhibit 99(c) to report on Form 8-K filed on August 4, 2000.
 4(g)     Third Amendment to the Rights Agreement, dated as of January
          12, 2000, between Newcor, Inc. and ChaseMellon Shareholders
          Services, L.L.C., as Rights Agent. Incorporated herein by reference from Exhibit 99(a) to report on Form 8-K filed on February 27, 2001.
 4(h)     Agreement between Newcor, Inc., EXX, Inc. and David A.
          Segal, Chairman of the Board of Directors and Chief
          Executive Officer of EXX, Inc. Incorporated herein by reference from Exhibit 99(b) to report on the Form 8-K filed on February 15, 2001.
 4(i) Third Amended and Restated Revolving Credit Agreement between Newcor, Inc. and Comerica Bank dated January 15,
          1998. Incorporated herein by reference from Exhibit 4(a) to report on Form 10-K for the fiscal year ended October 31, 1997.
 4(j)     First Amendment to Third Amended and Restated Revolving
          Credit Agreement, dated February 12, 1998, between Newcor,
          Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(m) to report on Form 10-Q for the quarter ended January 31, 1998.

 4(k)      Second Amendment to Third Amended and Restated Revolving Credit Agreement, dated September 1, 1998, between Newcor, Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(f) to report on
           Form 10-K for the fiscal year ended October 31, 1998.
 4(l)      Third Amendment to Third Amended and Restated Revolving Credit Agreement, dated October 30, 1998, between Newcor, Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(g) to report on
           Form 10-K for the fiscal year ended October 31, 1998.
 4(m)      Fourth Amendment to Third Amended and Restated Revolving Credit Agreement, dated April 21, 1999, between Newcor, Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(a) to report on
           Form 10-Q for the quarter ended September 30, 1999.
 4(n)      Fifth Amendment to Third Amended and Restated Revolving Credit Agreement, dated October 14, 1999, between Newcor, Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(b) to report on
           Form 10-Q for the quarter ended September 30, 1999.
 4(o)      Sixth Amendment to Third Amended and Restated Revolving Credit Agreement, dated January 13, 2000 between Newcor, Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(k) to report on
           Form 10-K for the year ended December 31, 1999.
 4(p)      Seventh Amendment to Third Amended and Restated Revolving Credit Agreement, dated December 31, 1999, between Newcor, Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(l) to report on
           Form 10-K for the year ended December 31, 1999.
 4(q)      Eighth Amendment to Third Amended and Restated Revolving Credit Agreement, dated December 8, 2000, between Newcor, Inc. and Comerica Bank.
 4(r)      Ninth Amendment to Third Amended and Restated Revolving Credit Agreement, dated January 25, 2001, between Newcor, Inc. and Comerica Bank.
 4(s)      Tenth Amendment to Third Amended and Restated Revolving Credit Agreement, dated March 28, 2001, between
           Newcor, Inc. and Comerica Bank.
           Registrant hereby undertakes to furnish copies of documents relating to $6.1 million Michigan Strategic
           Fund Limited Obligation Refunding Revenue Bonds, Series 1995, to the Securities and Exchange Commission
           upon its request.
10(a)*     1982 Incentive Stock Option Plan. Incorporated herein by reference from Exhibit 10(a) to report on Form
           10-K for the fiscal year ended October 31, 1983.
10(b)*     Newcor, Inc. Directors' Retirement Plan. Incorporated herein by reference from Exhibit 10(b) to report on Form 10-K for the fiscal year ended October 31, 1988.
10(c)*     Board of Directors Deferred Directors' Fees Plan. Incorporated herein by reference from Exhibit 10(e)
           to report on Form 10-K for the fiscal year ended October 31, 1987.
10(d)*     Agreement with Thomas D. Parker dated June 7, 1989. Incorporated herein by reference from Exhibit 10(h)
           to report on Form 10-K for the fiscal year ended October 31, 1992.
10(e)*     Newcor, Inc. 1993 Management Stock Incentive Plan. Incorporated herein by reference from Exhibit 10(j)
           to report on Form 10-K for the fiscal year ended October 31, 1994.
10(f)*     Amendment to Newcor, Inc. 1993 Management Stock Incentive Plan. Incorporated herein by reference from
           Exhibit 10(k) to report on Form 10-K for the fiscal year ended October 31, 1994.
10(g)*     1996 Employee Incentive Stock Plan dated March 6, 1996. Incorporated herein by reference from the
           Registrant's Proxy Statement dated February 5, 1996.
10(h)*     1996 Non-Employee Directors Stock Option Plan dated March 6, 1996. Incorporated by reference from the
           Registrant's Proxy Statement dated February 5, 1996.
10(i)*     Employment Agreement with James J. Connor dated August 9, 2000.
10(j)*     Agreement with James J. Connor dated August 9, 2000.

10(k)     Asset Purchase Agreement dated October 1, 1997 between Newcor, Inc. and Machine Tool and
          Gear, Inc. Incorporated herein by reference from Exhibit 2 to current report on Form 8-K/ A filed on March 6, 1998.
10(l)     First Amendment to Asset Purchase Agreement dated October 1, 1997 between Newcor, Inc. and
          Machine Tool and Gear, Inc. Incorporated herein by reference from Exhibit 2.1 to current report on Form 8-K/A filed on March 6, 1998.
10(m)     Second Amendment to Asset Purchase Agreement dated October 1, 1997 between Newcor, Inc. and
          Machine Tool and Gear, Inc. Incorporated herein by reference from Exhibit 2.2 to current report on Form 8-K/A filed on March 6, 1998.
10(n)     Third Amendment to Asset Purchase Agreement dated October 1, 1997 between Newcor, Inc. and
          Machine Tool and Gear, Inc. Incorporated herein by reference from Exhibit 2.3 to current report on Form 8-K/A filed on March 6, 1998.
10(o)     Fourth Amendment to Asset Purchase Agreement dated October 1, 1997 between Newcor, Inc. and
          Machine Tool and Gear, Inc. Incorporated herein by reference from Exhibit 2.4 to current report on Form 8-K/A filed on March 6, 1998.
10(p)     Stock Purchase Agreement, dated December 9, 1997, between Newcor, Inc. and Stephen Grand, individually and as Trustee of the Stephen Grand Revocable Trust u/a dated July 5, 1979 and the Stephen M. Grand Property Trust u/a dated January 22, 1992. Incorporated herein by reference from Exhibit 10(l) to report on Form 10-K for the fiscal year ended October 31,
          1997.
10(q)     Amendment to Stock Purchase Agreement, dated December 9, 1997, between Newcor, Inc. and
          Stephen Grand, individually and as Trustee of the Stephen Grand Revocable Trust u/a dated
          July 5, 1979 and the Stephen M. Grand Property Trust u/a dated January 22, 1992.
          Incorporated herein by reference from Exhibit 10(b) to current report on Form 8-K dated
          March 13, 1998.
10(r)     Stock Purchase Agreement by and among each of the Shareholders of Turn-Matic, Inc. and
          Newcor, Inc. dated January 16, 1998. Incorporated herein by reference from Exhibit 10(m) to report on Form 10-K for the fiscal year ended October 31, 1997.
21        List of Subsidiaries of Registrant. Incorporated herein by reference from Exhibit 21.1 to
          Registration Statement on Form S-4 filed on April 30, 1998 (Commission File Number
          333-51415).
23        Consent of Independent Accountants.

-------------------------
* Indicates management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on February 15, 2001, entering into an agreement with EXX INC and David A. Segal, collectively the beneficial owners of approximately 17.5% of Newcor's outstanding common stock, wherein Newcor agreed to appoint David A. Segal's and another EXX nominee to its board of directors effective February 15, 2001. The agreement, among other things, also limits EXX's and David A. Segal's ability to run a proxy contest or otherwise attempt to take control of Newcor.

     The Company filed a Current Report on Form 8-K on February 27, 2001, amending its Rights Agreement, dated January 12, 2000, to increase the percentage ownership of EXX INC and David A. Segal, together with their affiliates and associates, in Newcor necessary to trigger the distribution of rights under Newcor's rights plan.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Newcor, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Newcor, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, for the two month period ended December 31, 1998, and for the year ended October 31, 1998 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
March 28, 2001

                                  NEWCOR, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    FOR THE
                                                      FOR THE YEARS ENDED          TWO MONTH        FOR THE
                                                  ----------------------------    PERIOD ENDED    YEAR ENDED
                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    OCTOBER 31,
                                                      2000            1999            1998           1998
                                                  ------------    ------------    ------------    -----------
Sales.........................................      $238,115        $258,483        $36,895        $206,220
Cost of sales.................................       205,257         218,709         30,685         172,255
                                                    --------        --------        -------        --------
Gross margin..................................        32,858          39,774          6,210          33,965
Selling, general and administrative expense...        20,028          24,736          4,143          20,845
Amortization expense..........................         4,135           4,626            763           3,477
Impairment charge.............................                         8,521
Plant consolidation costs and other...........         1,277             350                            403
                                                    --------        --------        -------        --------
Operating income..............................         7,418           1,541          1,304           9,240
Other income (expense):
  Interest expense............................       (14,403)        (14,006)        (2,342)        (10,821)
  Other professional fees.....................        (2,450)
  Other.......................................          (540)           (548)            37            (172)
                                                    --------        --------        -------        --------
Loss before income taxes......................        (9,975)        (13,013)        (1,001)         (1,753)
Income tax benefit............................        (3,393)         (1,433)          (340)           (594)
                                                    --------        --------        -------        --------
Net loss......................................      $ (6,582)       $(11,580)       $  (661)       $ (1,159)
                                                    ========        ========        =======        ========
Net loss per share of common stock
  stock -- basic and diluted..................      $  (1.33)       $  (2.36)       $ (0.13)       $  (0.23)
                                                    ========        ========        =======        ========
Weighted average common shares outstanding....         4,945           4,897          4,916           4,927
                                                    ========        ========        =======        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                  NEWCOR, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            ACCUMULATED
                                             CAPITAL IN        OTHER                                    TOTAL
                                   COMMON      EXCESS      COMPREHENSIVE    RETAINED    TREASURY    SHAREHOLDERS'
                                   STOCK       OF PAR         INCOME        EARNINGS     STOCK         EQUITY
                                   ------    ----------    -------------    --------    --------    -------------
Balance, October 31, 1997......    4,942        2,258            (99)         20,314      (135)         27,280
  Increase in unfunded pension
     liability, net of tax.....                                 (481)                                     (481)
  Net loss.....................                                               (1,159)                   (1,159)
                                                                                                      --------
  Comprehensive loss, net of
     tax.......................                                                                         (1,640)
                                                                                                      --------
  Cash dividends, $.05 per
     share.....................                                                 (246)                     (246)
  Repurchase of common stock...                                                            (39)            (39)
  Shares forfeited under
     employee stock plans......                                                            (34)            (34)
                                   ------      ------         ------        --------     -----        --------
Balance, October 31, 1998......    4,942        2,258           (580)         18,909      (208)         25,321
  Net loss.....................                                                 (661)                     (661)
                                                                                                      --------
  Comprehensive loss, net of
     tax.......................                                                                           (661)
                                   ------      ------         ------        --------     -----        --------
Balance, December 31, 1998.....    4,942        2,258           (580)         18,248      (208)         24,660
  Decrease in unfunded pension
     liability, net of tax.....                                  137                                       137
  Net loss.....................                                              (11,580)                  (11,580)
                                                                                                      --------
  Comprehensive loss, net of
     tax.......................                                                                        (11,443)
                                                                                                      --------
  Repurchase of common stock...                                                            (69)            (69)
  Shares forfeited under
     employee stock plans......                                                           (212)           (212)
  Shares issued................       38           82                                                      120
                                   ------      ------         ------        --------     -----        --------
Balance, December 31, 1999.....    4,980        2,340           (443)          6,668      (489)         13,056
  Decrease in unfunded pension
     liability, net of tax.....                                  220                                       220
  Net loss.....................                                               (6,582)                   (6,582)
                                                                                                      --------
  Comprehensive loss, net of
     tax.......................                                                                         (6,362)
                                                                                                      --------
Shares issued..................       39           75                                                      114
                                   ------      ------         ------        --------     -----        --------
Balance, December 31, 2000.....    $5,019      $2,415         $ (223)       $     86     $(489)       $  6,808
                                   ======      ======         ======        ========     =====        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                  NEWCOR, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2000            1999
                                                                ------------    ------------
                                           ASSETS
Current Assets:
  Cash and cash equivalents.................................      $    704        $  1,731
  Accounts receivable.......................................        33,219          37,171
  Inventories...............................................        15,061          19,714
  Prepaid expenses and other................................         2,768           3,583
  Deferred income taxes.....................................         1,145           1,825
                                                                  --------        --------
       Total current assets.................................        52,897          64,024
Property, plant and equipment, net of accumulated
  depreciation..............................................        54,609          58,777
Prepaid pension expense.....................................         3,786           2,893
Cost in excess of assigned value of acquired companies, net
  of amortization...........................................        67,812          71,947
Debt issuance costs and other non-current assets............        10,208           6,890
                                                                  --------        --------
       Total assets.........................................      $189,312        $204,531
                                                                  ========        ========
LIABILITIES
Current Liabilities:
  Current portion of long-term debt.........................      $  2,312        $  2,000
  Accounts payable..........................................        22,474          31,927
  Accrued payroll and related expenses......................         4,582           6,860
  Other accrued liabilities.................................         9,119           7,334
                                                                  --------        --------
       Total current liabilities............................        38,487          48,121
Long-term debt..............................................       134,943         133,933
Postretirement benefits other than pensions.................         6,273           6,517
Pension liability and other.................................         2,801           2,904
                                                                  --------        --------
       Total liabilities....................................       182,504         191,475
                                                                  --------        --------
Shareholders' Equity
Preferred stock, no par value.
  Authorized: 1,000 shares. Issued: None
Common stock, par value $1 per share.
  Authorized: 10,000 shares.
  Issued: 5,019 shares in 2000 and 4,980 shares in 1999.....         5,019           4,980
Capital in excess of par....................................         2,415           2,340
Accumulated other comprehensive loss........................          (223)           (443)
Retained earnings...........................................            86           6,668
Treasury stock at cost......................................          (489)           (489)
                                                                  --------        --------
       Total shareholders' equity...........................         6,808          13,056
                                                                  --------        --------
       Total liabilities and shareholders' equity...........      $189,312        $204,531
                                                                  ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                  NEWCOR, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    FOR THE
                                                      FOR THE YEARS ENDED          TWO MONTH        FOR THE
                                                  ----------------------------    PERIOD ENDED    YEAR ENDED
                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    OCTOBER 31,
                                                      2000            1999            1998           1998
                                                  ------------    ------------    ------------    -----------
OPERATING ACTIVITIES
Net loss......................................      $(6,582)        $(11,580)       $  (661)       $  (1,159)
Adjustments to reconcile net loss to cash
  provided by operating activities:
  Depreciation................................        8,924            8,051          1,114            5,708
  Amortization................................        4,135            4,626            763            3,477
  Impairment charge...........................                         8,521
  Deferred income taxes.......................       (3,326)          (2,395)                          1,340
  Pensions....................................         (420)            (348)                           (321)
  Loss (gain) on disposition of capital
     assets...................................        2,655              427             (7)            (331)
  Other, net..................................          291              458            236             (154)
  Changes in operating assets and liabilities:
     Accounts receivable......................        3,952           (7,807)         5,811              751
     Inventories..............................        4,653           (3,475)        (2,225)            (225)
     Other current assets.....................          815            2,069            794            1,241
     Accounts payable.........................       (9,453)          15,337         (4,482)          (3,360)
     Accrued liabilities......................         (649)           2,409          1,291            1,662
                                                    -------         --------        -------        ---------
Cash provided by operating activities.........        4,995           16,293          2,634            8,629
                                                    -------         --------        -------        ---------
INVESTING ACTIVITIES
Capital expenditures..........................       (7,508)         (13,934)        (2,429)          (8,123)
Acquisitions, net of cash acquired............                                                      (101,981)
Proceeds from sale of capital assets..........                           434            677            1,628
                                                    -------         --------        -------        ---------
Net cash used in investing activities.........       (7,508)         (13,500)        (1,752)        (108,476)
                                                    -------         --------        -------        ---------
FINANCING ACTIVITIES
Net borrowings (repayments) on revolving
  credit line.................................                        (2,600)          (600)         (13,800)
Repayment of term note........................       (2,000)          (2,000)          (334)            (833)
Issuance of senior subordinated notes.........                                                       125,000
Repurchase of senior subordinated notes.......                                                        (1,881)
Subordinated notes issuance costs.............                                                        (4,849)
Shares issued under employee stock plans......          114              120
Repurchase of common stock....................                           (69)                            (39)
Capital lease financing.......................        3,485
Payments on capital lease.....................         (113)
Cash dividends paid...........................                                                          (246)
                                                    -------         --------        -------        ---------
Net cash provided by (used in) financing
  activities..................................        1,486           (4,549)          (934)         103,352
                                                    -------         --------        -------        ---------
Increase (decrease) in cash...................       (1,027)          (1,756)           (52)           3,505
Cash and cash equivalents, beginning of
  year........................................        1,731            3,487          3,539               34
                                                    -------         --------        -------        ---------
Cash and cash equivalents, end of year........      $   704         $  1,731        $ 3,487        $   3,539
                                                    =======         ========        =======        =========

   The accompanying notes are an integral part of the consolidated financial statements.

                                  NEWCOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. ACCOUNTING POLICIES

     Description of the Business -- Newcor, Inc. and its subsidiaries (the "Company") design and manufacture precision machined components and assemblies and custom rubber and plastic products primarily for the automotive and agricultural vehicle markets. The Company is also a supplier of standard and specialty machines and equipment systems mainly for the automotive and appliance industries.

     Change in Fiscal Year -- On December 21, 1998, the Company filed a current report on Form 8-K announcing that the Board of Directors approved changing the Company's annual reporting period from a fiscal year ending October 31 to a calendar year ending December 31, resulting in a two month reporting period ended December 31, 1998.

     Financial information for the two month period ending December 31, 1998 and 1997:

                                                                 TWO MONTHS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                         (UNAUDITED)
                                                               1998         1997
                                                               ----         ----
Sales.....................................................    $36,895      $17,828
Cost of sales.............................................     30,685       15,751
                                                              -------      -------
Gross margin..............................................      6,210        2,077
Selling, general and administrative expenses..............      4,143        2,739
Amortization expense......................................        763          154
                                                              -------      -------
Operating income (loss)...................................      1,304         (816)
Other income (expense):
  Interest expense........................................     (2,342)        (436)
  Other, net..............................................         37          (90)
                                                              -------      -------
Loss before income taxes..................................     (1,001)      (1,342)
Provision (benefit) for income taxes......................       (340)        (484)
                                                              -------      -------
Net loss..................................................    $  (661)     $  (858)
                                                              =======      =======
Net loss per share of common stock -- basic and diluted...    $ (0.13)     $ (0.17)
                                                              =======      =======
Weighted average common shares outstanding................      4,942        4,942

     Principles of Consolidation -- The consolidated financial statements include the accounts of Newcor, Inc. and its subsidiaries. All significant intercompany accounts and transactions are eliminated.

     Cash Equivalents -- The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

     Inventory Valuation -- Inventories are stated at the lower of cost or net realizable value. Costs, other than those specifically identified to contracts, are determined primarily on the first-in, first-out ("FIFO") basis.

     Contract Accounting -- The percentage of completion method of accounting is used by the Company's Special Machines segment. Sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted in the current period for revisions in estimated total contract costs and contract values. Estimated losses are recognized when known.

                                  NEWCOR, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Property, Plant and Equipment -- Property, plant and equipment is stated at cost and is depreciated using the straight-line method. The general range of lives is fifteen to thirty years for building and land improvements and four to ten years for machinery, office equipment and vehicles.

     Cost in Excess of Assigned Value of Acquired Companies -- The costs of acquired companies that exceed the assigned value at dates of acquisition (goodwill) are generally being amortized over a twenty-year period using the straight-line method. Several factors are used to evaluate the recoverability of goodwill, including management's plans for future operations, recent operating results and each division's projected undiscounted cash flows. Accumulated amortization was $14,922 and $10,787 at December 31, 2000 and December 31, 1999, respectively.

     Asset Impairment -- The Company recognizes impairment losses for assets or groups of assets where the sum of the estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of the related asset or group of assets. The amount of the impairment loss is the excess of the carrying amount over the fair value of the asset or group of assets being measured.

     Debt Issuance Costs -- Costs incurred to issue new debt are being amortized over the life of the related debt issuance, ranging from 3 to 10 years. Accumulated amortization was $1,505 and $965 at December 31, 2000 and December 31, 1999, respectively.

     Income Taxes -- Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

     Treasury Stock -- Treasury stock is carried at cost and included approximately 69,000 shares at both December 31, 2000 and December 31, 1999.

     Use of Estimates -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Financial Instruments -- The carrying amount of the Company's financial instruments, which includes cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair value at December 31, 2000 and December 31, 1999. The fair value of the Company's long-term debt was approximately $30,750 and $72,000 at December 31, 2000 and December 31, 1999, respectively. Fair values have been determined through information obtained from market sources and management estimates.

     Earnings Per Share -- Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") established an updated standard for computing and presenting earnings per share. FAS 128 was adopted in fiscal 1998 and did not result in a different reported earnings per share for the Company. Common stock options were excluded from the calculation of diluted earnings per share because they would have been antidulutive for all periods presented.

     Segment Reporting -- The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") in 1998. The adoption of FAS 131 did not affect the Company's results of operations or financial position.

     Recent Pronouncements -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The Company adopted FAS 133 on January 1, 2001. Adoption of FAS 133 will not have a significant impact on the Company's financial statements.

                                  NEWCOR, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Pensions and Other Postretirement Benefits -- The Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132") in 1999. FAS 132 only changed the disclosures required for pension and other postretirement benefits. Measurement and recognition of these liabilities did not change as a result of the issuance of FAS 132. The adoption of FAS 132 did not affect the Company's results of operations or financial position.

     Reclassifications -- Certain items in prior years' financial statements have been reclassified to conform with the presentation used in the year ended December 31, 2000.

2. FISCAL 1998 ACQUISITIONS

     On March 4, 1998, the Company purchased the common stock of Grand Machining Company, Deco Technologies, Inc. and Deco International, Inc. (collectively, "Deco") for approximately $55,000 in cash. The Company made a $5,000 deposit to the Deco shareholders in December 1997. The balance of the purchase price was paid in March 1998 using the proceeds from the Company's issuance of $125,000 of 9.875% Senior Subordinated Notes due 2008 (the "Notes") as described in Note 7. The acquisition was recorded using the purchase method of accounting. The cost in excess of net assets acquired of approximately $40,000 is being amortized on a straight-line basis over twenty years.

     On March 4, 1998, the Company purchased the stock of Turn-Matic, Inc. ("Turn-Matic") for approximately $17,000 in cash. Contingent consideration of up to $3,500 may be paid if profitability achieves certain levels through 2003. The purchase was financed with the proceeds of the Notes as described in Note 7. The acquisition was recorded using the purchase method of accounting. The cost in excess of net assets acquired of approximately $9,000 was amortized on a straight-line basis over its estimated economic useful life. In the year ended December 31, 1999 the Company recorded an impairment charge to earnings which included all unamortized goodwill related to the Turn-Matic acquisition (see
Note 3). Any contingent purchase price payments, if required, will be recognized as additional cost in excess of the net assets acquired and amortized over the remaining useful life. During the year ended December 31, 2000, the Company closed Turn-Matic and consolidated its operations into other divisions.

     On December 23, 1997, the Company purchased the assets and business of Machine Tool & Gear, Inc. ("MT&G") for approximately $27,250 plus the assumption of approximately $5,800 of debt, which was subsequently retired. For this acquisition, the Company paid cash of $2,500 in October 1997 and $3,100 in December 1997 and issued a promissory note for $21,650, paying interest at 8%, for the balance of the purchase price which was subsequently paid off on March 11, 1998 using the proceeds from the Notes as described in Note 7. The acquisition was recorded using the purchase method of accounting. The cost in excess of net assets acquired of approximately $24,000 is being amortized on a straight-line basis over twenty years.

3. IMPAIRMENT CHARGE

     Management determined that the cost in excess of assigned value of acquired companies (goodwill) at one of its operations in the Precision Machined Products segment was impaired, and recognized an impairment charge of $8,521 in the consolidated statement of operations for the year ended December 31, 1999. This charge was not immediately deductible for federal or state income tax purposes, and therefore resulted in an earnings per share charge of $1.74 per share.

                                  NEWCOR, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. INVENTORIES

     Inventories at December 31, 2000 and 1999 are summarized as follows:

                                                                2000       1999
                                                                ----       ----
Costs and estimated earnings of uncompleted contracts in
  excess of related billings of $128 in 2000 and $305 in
  1999.....................................................    $ 1,969    $ 7,432
Raw materials..............................................      5,721      6,966
Work in process and finished goods.........................      7,371      5,316
                                                               -------    -------
                                                               $15,061    $19,714
                                                               =======    =======

     Costs and estimated earnings of uncompleted contracts in excess of related billings represents revenue recognized under the percentage of completion method in excess of amounts billed.

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 2000 and 1999 are summarized as follows:

                                                                2000       1999
                                                                ----       ----
Land and improvements......................................    $ 2,081    $ 1,856
Buildings..................................................     13,664     14,000
Machinery..................................................     62,029     57,633
Office and transportation equipment........................      8,512      7,185
Construction in progress...................................      2,247      5,009
                                                               -------    -------
                                                                88,533     85,683
Less accumulated depreciation..............................     33,924     26,906
                                                               -------    -------
                                                               $54,609    $58,777
                                                               =======    =======

6. OPERATING LEASES

     The Company leases certain manufacturing equipment and facilities, office space and other equipment under lease agreements accounted for as operating leases. Rent expense related to these leases aggregated approximately $6,608, $6,387, $997 and $4,583 in 2000, 1999, the two-month period ended December 31, 1998, and the year ended October 31, 1998, respectively. Future minimum rental payments for leases extending beyond one year from December 31, 2000 are as follows:

                        YEAR ENDING
                       DECEMBER 31,
                       ------------
  2001.....................................................    $ 6,292
  2002.....................................................      5,632
  2003.....................................................      5,776
  2004.....................................................      5,008
  2005.....................................................      1,980
  Thereafter...............................................      1,434
                                                               -------
                                                               $26,122
                                                               =======

                                  NEWCOR, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. CREDIT ARRANGEMENTS AND LONG-TERM DEBT

     A summary of long-term debt at December 31, 2000 and December 31, 1999 is as follows:

                                                               2000        1999
                                                               ----        ----
Revolving credit line....................................    $     --    $     --
Term note................................................       4,833       6,833
Capital lease............................................       3,322          --
Limited obligation revenue bonds, variable interest rate
  (average 4.3% in 2000 and 3.4% in 1999), payable
  January 1, 2008........................................       6,100       6,100
Senior subordinated notes due 2008.......................     125,000     125,000
Less: face value of senior subordinated notes held in
  treasury...............................................      (2,000)     (2,000)
                                                             --------    --------
                                                             $137,255    $135,933
                                                             ========    ========

     On March 4, 1998, the Company completed the issuance of $125,000 of 9.875% Senior Subordinated Notes due 2008 (the "Notes"). Interest on the Notes is payable semi-annually on March 1 and September 1 of each year. The Notes will mature on March 1, 2008. The Notes are unsecured and will be redeemable, in whole or in part, at the option of the Company, on or after March 1, 2003. Proceeds from the Notes were used to finance the Deco and Turn-Matic acquisitions, pay off the promissory note issued in connection with the MT&G acquisition and pay down the Company's line of credit facility. During the year ended October 31, 1998, the Company repurchased in the open market $2,000 face value of the Notes and is currently holding these notes in treasury.

     The Company has a Senior Credit Facility (the "Facility") with a major U.S. bank, which includes a revolving credit facility (the "Revolver") and a term note (the "Term Note"). Availability of funds under the Facility is subject to satisfaction of certain financial ratios and other conditions. On January 25, 2001, the Facility was amended to ease certain restrictive covenants and extend the expiration date of the Facility to March 31, 2002. On March 28, 2001, the Facility was amended to further ease certain restrictive covenants and reduce the total bank commitment under the Facility to $30,000. The Facility is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc.'s real estate. The rate of interest on outstanding borrowings under the Revolver is principally at the prime rate, plus 0.5% (10.0% at December 31, 2000). Borrowings under the Revolver are primarily supported by prime-based borrowings principally with maturities of three months or less. At December 31, 2000, the Company had no borrowings under the Revolver. Availability of borrowings under the revolver is limited to 80% of eligible accounts receivable and borrowing availability was $19,300 at December 31, 2000. The Term Note has a fixed rate of 7.85% and requires monthly principal payments through May 2003.

     The Facility and the Notes require the Company to comply with certain financial covenants including earnings before interest, taxes, depreciation and amortization ("EBITDA"), total debt and tangible net worth. In addition, the terms of the Notes required the Company to suspend its cash dividend.

     In July 2000 the Company entered into a capital lease agreement for certain machinery and equipment. The lease has a 7.990% interest rate and expires in July 2007. The lease has certain punitive provisions for early payment.

     In November 1999, the Company became aware that certain transactions involving market purchases of its common shares by the Company of approximately $108 might have violated certain provisions of the indenture related to the Notes. The Company notified the Trustee for the Noteholders regarding these transactions and sold common shares to certain of its directors and management in a private placement for cash proceeds equivalent to the original cost plus imputed interest and other expenses. The shares were sold

                                  NEWCOR, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

from the Company's treasury stock at the then-prevailing market price, for an aggregate sum of $120. The Company believes that any non-compliance with the indenture resulting from its prior stock purchases now has been fully remedied and no longer is continuing. In addition, cross default provisions under the Company's Facility have also been waived for the period prior to remedying the matter related to the indenture. Accordingly, the Notes are reflected in the consolidated financial statements consistent with maturity terms specified at issuance.

     The Company's operating subsidiaries; Rochester Gear, Inc., Plastronics Plus, Inc., Deco, Newcor Technologies and Turn-Matic, are full and unconditional guarantors of obligations issued under the Notes. See Note 14.

     In September 1995, Rochester Gear, Inc., a wholly owned subsidiary of the Company (the "Subsidiary"), entered into a loan agreement whereby $6,100 of limited obligation refunding revenue bonds were issued. These bonds mature on January 1, 2008 and are collateralized by the Subsidiary's land, building and equipment and guaranteed by the Company.

     Total interest payments aggregated $13,783, $13,402, $205, and $8,420 in the year ended December 31, 2000 and December 31, 1999, the two month period ended December 31, 1998, and the year ended October 31, 1998, respectively. Annual maturities of long-term debt are as follows:

YEAR ENDING DECEMBER 31,
----------------------------------------------------------
     2001.................................................    $  2,353
     2002.................................................       2,382
     2003.................................................       1,247
     2004.................................................         448
     2005.................................................         485
     Thereafter...........................................     130,340
                                                              --------
                                                              $137,255
                                                              ========

8. INCOME TAXES

     Federal income tax benefit is as follows:

                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    OCTOBER 31,
                                                      2000            1999            1998           1998
                                                  ------------    ------------    ------------    -----------
Currently payable (refundable)................      $   (67)        $    37          $ (53)         $(1,934)
Deferred, net.................................       (3,326)         (1,470)          (287)           1,340
                                                    -------         -------          -----          -------
                                                    $(3,393)        $(1,433)         $(340)         $  (594)
                                                    =======         =======          =====          =======

                                  NEWCOR, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Significant components of the deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                                 2000       1999
                                                                 ----       ----
Deferred tax assets
  Net operating loss carryforward...........................    $ 7,904    $2,501
  Accrued postretirement benefits...........................      2,133     2,216
  AMT and other credits.....................................      1,720     1,720
  Accrued vacation and employee benefits....................                  822
  Percentage of completion revenue..........................        762       460
  Other.....................................................        770       843
                                                                -------    ------
Total deferred tax assets...................................     13,289     8,562
                                                                -------    ------
Deferred tax liabilities
  Depreciation..............................................      5,106     4,608
  Goodwill..................................................      1,164     1,123
  Pensions..................................................      1,558       670
  Other.....................................................         72        98
                                                                -------    ------
Total deferred tax liabilities..............................      7,900     6,499
                                                                -------    ------
Net deferred tax asset......................................    $ 5,389    $2,063
                                                                =======    ======

     Reconciliation of income (loss) multiplied by the statutory federal tax rate to reported income tax expense (benefit) is summarized as follows:

                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    OCTOBER 31,
                                                      2000            1999            1998           1998
                                                  ------------    ------------    ------------    -----------
Income (loss) multiplied by statutory rate
  (34%).......................................      $(3,391)        $(4,424)         $(340)          $(596)
Nondeductible impairment charge...............                        2,897
Nondeductible expenses........................          158             317             55             273
Foreign sales corporation.....................          (67)            (47)                           (99)
Other items, net..............................          (93)           (176)           (55)           (172)
                                                    -------         -------          -----           -----
Income tax (benefit) expense..................      $(3,393)        $(1,433)         $(340)          $(594)
                                                    =======         =======          =====           =====
Income taxes paid (refunded), net.............      $    --         $  (460)         $  --           $ (15)
                                                    =======         =======          =====           =====

     At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $23,250 that begin to expire in 2018. In addition, the Company has Alternative Minimum Tax and other credits of approximately $1,720 at December 31, 2000 that do not expire.

     In order to ensure that the benefit of tax carryovers and credits are realized, the Company has identified certain tax planning strategies, which would include the sale of certain assets of the Company, the proceeds from which would be used to generate additional taxable income. These transactions will not result in the payment of income taxes, as the resultant taxes, otherwise payable, would be offset by the Company's utilizing the benefit of operating loss carryovers. Although the Company believes that the identified tax planning strategies are both prudent and feasible, there can no assurance that such tax planning strategies, if and when implemented, will be effective and thus may not result in realization of the deferred tax asset as planned. If due to changing circumstances it is determined the tax strategy will not produce the intended result, a valuation allowance will be established in the period in which such determination is made.

                                  NEWCOR, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. EMPLOYEE RETIREMENT BENEFITS

PENSION PLANS:

     The Company provides retirement benefits for certain employees under several defined benefit pension plans. Benefits from these plans are based on compensation, years of service and either fixed dollar amounts per year of service or employee compensation during the later years of employment. The assets of the plans consist principally of cash equivalents, corporate and government bonds, and common and preferred stocks. The Company's policy is to fund only amounts required to satisfy minimum legal requirements.

     The following tables summarize the funded status, net periodic pension (benefit) expense and actuarial assumptions for the pension benefits based on the measurement date of September 30 for each period presented:

                                                                 2000       1999
                                                                 ----       ----
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at prior measurement date..............    $31,821    $34,606
  Service cost..............................................        683        769
  Interest cost.............................................      2,315      2,217
  Actuarial gain............................................       (138)    (3,510)
  Amendment.................................................        295
  Benefits paid.............................................     (2,233)    (2,262)
                                                                -------    -------
  Benefit obligation at current measurement date............     32,743     31,820
                                                                -------    -------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at prior measurement date.......     31,901     31,318
  Actual return on plan assets..............................      3,435      2,355
  Employer contributions....................................      1,248        490
  Benefits paid.............................................     (2,233)    (2,262)
                                                                -------    -------
  Fair value of plan assets at current measurement date.....     34,351     31,901
                                                                -------    -------
Funded status...............................................      1,608         81
Unamortized net asset at transition.........................       (487)      (772)
Unrecognized prior service cost.............................      1,680      1,636
Unrecognized net loss and other.............................         89        940
                                                                -------    -------
Net amount recognized.......................................      2,890    $ 1,885
                                                                =======    =======
Amounts recognized in the consolidated balance sheets
  Prepaid benefit cost......................................      3,786    $ 2,893
  Accrued benefit liability.................................     (2,767)    (3,132)
  Intangible asset..........................................      1,533      1,453
  Accumulated other comprehensive income....................        338        671
                                                                -------    -------
Net amount recognized.......................................    $ 2,890    $ 1,885
                                                                =======    =======
WEIGHTED AVERAGE ASSUMPTIONS AS OF END OF YEAR
Discount rate...............................................      7.50%      7.50%
Expected return on plan assets..............................      9.00%      9.00%
Rate of compensation increase...............................      5.00%      5.00%

                                  NEWCOR, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    FOR THE
                                                       FOR THE YEAR ENDED          TWO MONTH        FOR THE
                                                  ----------------------------    PERIOD ENDED    YEAR ENDED
                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    OCTOBER 31,
                                                      2000            1999            1998           1998
                                                  ------------    ------------    ------------    -----------
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost................................      $   683         $   769          $ 117          $   627
  Interest cost...............................        2,315           2,217            364            2,158
  Actual return on plan assets................       (2,808)         (2,729)          (394)            (350)
  Amortization of net gain and deferral.......          (56)             (6)                         (2,569)
                                                    -------         -------          -----          -------
Net periodic benefit cost.....................      $   134         $   251          $  87          $  (134)
                                                    =======         =======          =====          =======

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $10,453, $10,188, and $8,412, respectively as of December 31, 2000 and $10,055, $9,707 and $7,140, respectively, as of December 31, 1999.

RETIREE HEALTH CARE AND LIFE INSURANCE BENEFITS:

     The Company is obligated to provide health care and life insurance benefits to certain eligible retired employees; however, all postretirement benefits other than pensions were discontinued for all employees who retired after January 1, 1993. The plan obligation is unfunded but the accumulated postretirement benefit obligation, as actuarially determined, has been fully accrued for in the accompanying consolidated balance sheet. The medical plan pays a stated percentage of most medical expenses, reduced for any deductible and payments made by government programs or other group coverage. The cost of providing these benefits is shared with the retirees. The cost sharing arrangements limit the Company's future retiree medical cost increases to the rate of inflation, as measured by the Consumer Price Index.

10. STOCK OPTION PLANS

     The Company has four stock option plans: a 1982 plan and a 1993 plan which are expired except as to options still outstanding and two 1996 plans (the "Non-Employee Directors Stock Option Plan" and the "Employee Incentive Stock Plan"). Under the Non-Employee Directors Stock Option Plan, options covering 105,000 shares of common stock may be granted to non-employee directors. The Employee Incentive Stock Plan provides for the use of several long-term incentive compensation tools for key employees, including incentive stock options which are limited to a maximum of 315,000 shares over the life of the Employee Incentive Stock Plan. The total number of options that may be granted in any given fiscal year under the Employee Incentive Stock Plan is determined as five percent of the outstanding shares of the Company at the beginning of the fiscal year. Option prices for both plans must not be less than the fair market value of the Company's stock on the date granted. Options are exercisable over 10 years and vest at a rate of 25% each year, commencing in the second year. All options granted to date under these plans have a grant/exercise price the same as the fair market value at the date of grant. Options expire upon termination of employment or one year following death or retirement.

     The Company applies the intrinsic value based method to account for stock options granted to employees. This method is set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, no compensation expense is recognized on the grant date since on that date the option price equals the market price of the underlying common stock. Net income (loss) and net income (loss) per share for the years ended December 31, 2000 and 1999, the two month period ended December 31, 1998 and the year ended October 31, 1998 would not have been materially different from reported amounts if compensation expense had been determined based on the fair value method as set forth in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                                  NEWCOR, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Option activity for the years ended December 31, 2000 and 1999, the two month period ended December 31, 1998 and the year ended October 31, 1998 is summarized as follows:

                            DECEMBER 31, 2000     DECEMBER 31, 1999     DECEMBER 31, 1998      OCTOBER 31, 1998
                           -------------------   -------------------   --------------------   -------------------
                                     WEIGHTED-             WEIGHTED-              WEIGHTED-             WEIGHTED-
                                      AVERAGE               AVERAGE                AVERAGE               AVERAGE
                                     EXERCISE              EXERCISE               EXERCISE              EXERCISE
                           SHARES      PRICE     SHARES      PRICE      SHARES      PRICE     SHARES      PRICE
                           ------    ---------   ------    ---------    ------    ---------   ------    ---------
Outstanding, beginning of
  period.................  181,342     $7.27     265,984     $7.11      393,551     $8.50     232,002    $ 7.83
Granted..................   66,000      3.59       7,000      3.84       74,000      3.94     176,000      9.39
Forfeited................  (76,350)     4.12     (90,992)     6.17     (201,567)     8.65      (7,494)     8.94
Expired..................     (472)     4.29        (650)     4.62                             (6,957)    10.61
                           -------     -----     -------     -----     --------     -----     -------    ------
Outstanding, end of
  period.................  170,520     $7.44     181,342     $7.27      265,984     $7.11     393,551    $ 8.50
                           =======     =====     =======     =====     ========     =====     =======    ======
Exercisable at end of
  period.................   96,175                70,302                 50,802               133,649
                           =======               =======               ========               =======

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                    OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                           --------------------------------------   -----------------------
                                                          WEIGHTED-
                                                           AVERAGE      WEIGHTED-                 WEIGHTED-
                RANGE OF                                  REMAINING      AVERAGE                   AVERAGE
                EXERCISE                     NUMBER      CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
                 PRICES                    OUTSTANDING   LIFE (YEARS)     PRICE     EXERCISABLE     PRICE
                --------                   -----------   ------------   ---------   -----------   ---------
$2.00-5.76...............................     59,710         8.7          $3.53       20,960        $4.04
$5.77-8.64...............................     21,106         5.9          $7.52       17,011        $7.63
$8.65-11.37..............................     89,704         6.7          $9.61       58,204        $9.73
                                             -------                                  ------
$2.00-11.37..............................    170,520         7.3          $7.44       96,175        $8.45
                                             =======                                  ======

11. STOCKHOLDER RIGHTS PLAN

     On December 28, 1999, the Company adopted a Stockholder Rights Plan (the "Rights Plan") in which rights were distributed as a dividend at the rate of one Right for each share of common stock of the Company held by stockholders of record as of the close of business on January 12, 2000. Pursuant to the terms of the Rights Plan, each Right will entitle stockholders to buy one unit of a share of preferred stock for $10.50. The Rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or if the Board of Directors determines that a person or group, having obtained beneficial ownership of at least 10% of the Company's common stock, is seeking short term financial gain which would not serve the long-term interests of the Company or whose ownership is causing or is likely to cause a material adverse impact on the Company (an "Adverse Person").

     If any person becomes the beneficial owner of 15% or more of the Company's common stock, other than pursuant to a tender or exchange offer for all outstanding shares of the Company approved by a majority of the independent directors not affiliated with a 15%-or-more stockholder, or the Board of Directors determines that any person or group is an Adverse Person, then each Right not owned by a 15%-or-more stockholder or Adverse Person, as the case may be, or related parties will entitle its holder to purchase, at the Right's then current exercise price, shares of the Company's common stock (or, in certain circumstances as determined by the Board, cash, other property, or other securities) having a value of twice the Right's then current exercise price. In addition, if after any person has become a 15%-or-more stockholder, the Company is involved in a merger or other business combination transaction with another person in which the Company does not survive

                                  NEWCOR, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

or in which its common stock is changed or exchanged, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's then current exercise price, shares of common stock of such other person having a value of twice the Right's then current exercise price.

     The Company will generally be entitled to redeem the Rights at $0.001 per Right at any time prior to 10 days (subject to extension) following a public announcement that a 15% position has been acquired. The Company will not be entitled, however, to redeem the Rights following a determination by the Board of Directors that any person or group is an Adverse Person. The Rights Plan expires in January 2010.

     In August 2000, the Rights Plan was amended to allow certain parties, now represented on the Company's Board of Directors, to beneficially own up to 17.5% of the Company's common stock. In February 2001, the Rights Plan was further amended allowing this group to increase its ownership in the Company up to 23.5% of the common stock then outstanding prior to December 31, 2002; 25.5% by December 31, 2003; 27.5% by December 31, 2004; and 30.0% by December 31, 2005.

12. CONTINGENT LIABILITIES

     Various legal matters arising during the normal course of business are pending against the Company. Management does not expect that the ultimate liability, if any, of these matters will have a material adverse effect on future results of operations or financial condition of the Company.

13. SEGMENT REPORTING

     The Company manages and reports its operating activities under three operating segments: Precision Machined Products, Rubber and Plastic, and Special Machines. The Precision Machined Products segment consists of automotive components and agricultural equipment parts machined in dedicated manufacturing cells. The Rubber and Plastic segment consists of molded rubber and plastic parts primarily for the automotive industry. The Special Machines segment consists of standard individual machines, as well as custom designed machines, all manufactured on a made-to-order basis. Other is primarily composed of corporate activities. Comparability of the information for the Precision Machined Products segment is affected by the fiscal 1998 acquisitions described in Note 2.

     The accounting policies of the segments are the same as those presented in
Note 1. There are no intersegment sales and management does not allocate all corporate expenses to the segments. The Company

                                  NEWCOR, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

                                              PRECISION
                                              MACHINED     RUBBER AND    SPECIAL
                                              PRODUCTS      PLASTIC      MACHINES     OTHER      TOTAL
                                              ---------    ----------    --------     -----      -----
SALES TO UNAFFILIATED CUSTOMERS
  Year ended December 31, 2000..............  $170,297     $   45,783    $ 22,035               $238,115
  Year ended December 31, 1999..............   183,653         49,553      25,277                258,483
  Two month period ended December 31,
     1998...................................    27,434          7,854       1,607                 36,895
  Year ended October 31, 1998...............   138,784         49,238      18,198                206,220
OPERATING INCOME (LOSS)
  Year ended December 31, 2000..............  $ 10,110     $    3,129    $  3,067    $(3,476)   $ 12,830
  Year ended December 31, 1999..............    14,350          2,845       2,404     (4,561)     15,038
  Two month period ended December 31,
     1998...................................     3,276             18        (532)      (695)      2,067
  Year ended October 31, 1998...............    15,042          1,213         549     (3,684)     13,120
DEPRECIATION AND AMORTIZATION
  Year ended December 31, 2000..............  $ 10,085     $    2,218    $    209    $   547    $ 13,059
  Year ended December 31, 1999..............     9,839          1,982         354        502      12,677
  Two month period ended December 31,
     1998...................................     1,456            334          64         23       1,877
  Year ended October 31, 1998...............     6,769          1,962         367         87       9,185
IDENTIFIABLE ASSETS
  December 31, 2000.........................  $122,945     $   31,117    $ 15,059    $20,191    $189,312
  December 31, 1999.........................   136,347         30,942      17,107     20,135     204,531
CAPITAL EXPENDITURES
  Year ended December 31, 2000..............  $  4,062     $    1,888    $    144    $ 1,414    $  7,508
  Year ended December 31, 1999..............    11,110          1,823          65        936      13,934
  Two month period ended December 31,
     1998...................................     2,104            180           6        139       2,429
  Year ended October 31, 1998...............     5,306          1,416          60      1,341       8,123

     A reconciliation of operating income for reportable segments to consolidated operating income is as follows:

                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    OCTOBER 31,
                                                      2000            1999            1998           1998
                                                  ------------    ------------    ------------    -----------
Operating income for reportable segments......      $16,306         $19,599          $2,762         $16,804
Other operating loss, mainly unallocated
  corporate and other expenses................       (3,476)         (4,561)           (695)         (3,684)
Amortization expense..........................       (4,135)         (4,626)           (763)         (3,477)
Impairment charge.............................                       (8,521)
Plant consolidation costs and other...........       (1,277)           (350)                           (403)
                                                    -------         -------          ------         -------
Consolidated operating income.................      $ 7,418         $ 1,541          $1,304         $ 9,240
                                                    =======         =======          ======         =======

     In the year ended December 31, 2000, sales to each of the following customers, Detroit Diesel Company, Ford Motor Company, American Axle & Manufacturing and Deere & Company represent over 10% of total Company sales. For the year ended December 31, 2000 sales to each of these customers as a percentage of total Company sales were 21%, 18%, 13% and 10%, respectively. For the year ended December 31, 1999 sales to each of these customers as a percentage of total Company sales were 28%, 14%, 18% and 6%, respectively. For the two month period ended December 31, 1998 sales to each of these customers as a percentage of total Company sales were 27%, 14%, 13% and 8%, respectively. For the year ended October 31, 1998 sales to each of these customers as a percentage of total Company sales were 19%, 13%, 11% and 17%, respectively.

                                  NEWCOR, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14. CONDENSED CONSOLIDATED INFORMATION

     The Notes and the Facility of Newcor, Inc. are guaranteed by all of its wholly-owned subsidiaries, including Grand Machining Co., Newcor Technologies Inc., Deco International Inc., Turn-Matic Inc., Rochester Gear, Inc., and Plastronics Plus, Inc (the Guarantor Subsidiaries). The guarantee of the Notes and the Facility by the Guarantor Subsidiaries is full and unconditional. The following condensed financial information presents the financial position, results of operations and cash flows of the Company as if it accounted for its subsidiaries on the equity method and the Guarantor Subsidiaries on a combined basis. Deferred income taxes are accounted for through intercompany accounts.

                                  NEWCOR, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                 GUARANTOR      ELIMINATIONS/
                                                     PARENT     SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                                     ------     ------------    -------------    ------------
Sales...........................................    $118,944      $119,171         $    --         $238,115
Cost of sales...................................     102,278       102,979                          205,257
                                                    --------      --------         -------         --------
Gross margin....................................      16,666        16,192                           32,858
Selling, general and administrative expense.....      12,256         7,772                           20,028
Amortization expense............................       1,829         2,306                            4,135
Plant consolidation costs and other.............                     1,277                            1,277
                                                    --------      --------         -------         --------
Operating income................................       2,581         4,837                            7,418
Other income (expense):
  Interest expense..............................     (14,289)         (114)                         (14,403)
  Other professional fees.......................      (2,450)                                        (2,450)
  Other.........................................        (125)         (415)                            (540)
                                                    --------      --------         -------         --------
Income (loss) before income taxes and equity in
  income of consolidated subsidiaries...........     (14,283)        4,308                           (9,975)
Income tax (benefit) provision..................      (4,858)        1,465                           (3,393)
                                                    --------      --------         -------         --------
Income (loss) before equity in income of
  consolidated subsidiaries.....................      (9,425)        2,843                           (6,582)
Equity in income of consolidated subsidiaries...       2,843                        (2,843)
                                                    --------      --------         -------         --------
Net income (loss)...............................    $ (6,582)     $  2,843         $(2,843)        $ (6,582)
                                                    ========      ========         =======         ========

                                  NEWCOR, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                 GUARANTOR      ELIMINATIONS/
                                                     PARENT     SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                                     ------     ------------    -------------    ------------
Sales...........................................    $118,351      $140,132          $  --          $258,483
Cost of sales...................................     105,259       113,450                          218,709
                                                    --------      --------          -----          --------
Gross margin....................................      13,092        26,682                           39,774
Selling, general and administrative expense.....      15,068         9,668                           24,736
Amortization expense............................       1,814         2,812                            4,626
Impairment charge...............................                     8,521                            8,521
Plant consolidation costs and other.............         350                                            350
                                                    --------      --------          -----          --------
Operating income (loss).........................      (4,140)        5,681                            1,541
Other income (expense):
  Interest expense..............................     (14,006)                                       (14,006)
  Other.........................................         113          (661)                            (548)
                                                    --------      --------          -----          --------
Income (loss) before income taxes and equity in
  income of consolidated subsidiaries...........     (18,033)        5,020                          (13,013)
Income tax (benefit) provision..................      (6,037)        4,604                           (1,433)
                                                    --------      --------          -----          --------
Income (loss) before equity in income of
  consolidated subsidiaries.....................     (11,996)          416                          (11,580)
Equity in income of consolidated subsidiaries...         416                         (416)
                                                    --------      --------          -----          --------
Net income (loss)...............................    $(11,580)     $    416          $(416)         $(11,580)
                                                    ========      ========          =====          ========

                                  NEWCOR, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    TWO MONTH PERIOD ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                 GUARANTOR      ELIMINATIONS/
                                                     PARENT     SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                                     ------     ------------    -------------    ------------
Sales............................................    $15,689      $21,206          $    --         $36,895
Cost of sales....................................     14,712       15,973                           30,685
                                                     -------      -------          -------         -------
Gross margin.....................................        977        5,233                            6,210
Selling, general and administrative expense......      2,406        1,737                            4,143
Amortization expense.............................        306          457                              763
                                                     -------      -------          -------         -------
Operating income (loss)..........................     (1,735)       3,039                            1,304
Other income (expense):
  Interest expense...............................     (2,342)                                       (2,342)
  Other..........................................         98          (61)                              37
                                                     -------      -------          -------         -------
Income (loss) before income taxes and equity in
  income of consolidated subsidiaries............     (3,979)       2,978                           (1,001)
Income tax (benefit) provision...................     (1,353)       1,013                             (340)
                                                     -------      -------          -------         -------
Income (loss) before equity in income of
  consolidated subsidiaries......................     (2,626)       1,965                             (661)
Equity in income of consolidated subsidiaries....      1,965                        (1,965)
                                                     -------      -------          -------         -------
Net income (loss)................................    $  (661)     $ 1,965          $(1,965)        $  (661)
                                                     =======      =======          =======         =======

                                  NEWCOR, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED OCTOBER 31, 1998
                                 (IN THOUSANDS)

                                                                 GUARANTOR      ELIMINATIONS/
                                                     PARENT     SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                                     ------     ------------    -------------    ------------
Sales...........................................    $112,286      $93,934          $    --         $206,220
Cost of sales...................................      98,476       73,779                           172,255
                                                    --------      -------          -------         --------
Gross margin....................................      13,810       20,155                            33,965
Selling, general and administrative expense.....      13,771        7,074                            20,845
Amortization expense............................       1,556        1,921                             3,477
Plant consolidation costs and other.............         403                                            403
                                                    --------      -------          -------         --------
Operating income (loss).........................      (1,920)      11,160                             9,240
Other income (expense):
  Interest expense..............................     (10,821)                                       (10,821)
  Other.........................................        (494)         322                              (172)
                                                    --------      -------          -------         --------
Income (loss) before income taxes and equity in
  income of consolidated subsidiaries...........     (13,235)      11,482                            (1,753)
Income tax (benefit) provision..................      (4,498)       3,904                              (594)
                                                    --------      -------          -------         --------
Income (loss) before equity in income of
  consolidated subsidiaries.....................      (8,737)       7,578                            (1,159)
Equity in income of consolidated subsidiaries...       7,578                        (7,578)
                                                    --------      -------          -------         --------
Net income (loss)...............................    $ (1,159)     $ 7,578          $(7,578)        $ (1,159)
                                                    ========      =======          =======         ========

                                  NEWCOR, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                 GUARANTOR      ELIMINATIONS/
                                                     PARENT     SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                                     ------     ------------    -------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents.....................    $    704      $     --        $     --         $    704
  Accounts receivable...........................      21,059        12,160                           33,219
  Inventories...................................       8,194         6,867                           15,061
  Prepaid expenses and other....................       2,448         1,465                            3,913
                                                    --------      --------        --------         --------
Total current assets............................      32,405        20,492                           52,897
Property, plant and equipment, net..............      25,347        29,262                           54,609
Cost in excess of assigned value of acquired
  companies, net of amortization................      29,279        38,533                           67,812
Other non-current assets........................      13,706           288                           13,994
Investment in subsidiaries......................      91,377                       (91,377)
                                                    --------      --------        --------         --------
Total assets....................................    $192,114      $ 88,575        $(91,377)        $189,312
                                                    ========      ========        ========         ========
LIABILITIES
Current Liabilities:
  Current portion of long-term debt.............    $  2,000      $    312        $     --         $  2,312
  Accounts payable..............................      12,948         9,526                           22,474
  Other accrued liabilities.....................      11,063         2,638                           13,701
                                                    --------      --------        --------         --------
Total current liabilities.......................      26,011        12,476                           38,487
Long-term debt..................................     125,833         9,110                          134,943
Intercompany....................................      34,841       (34,841)
Other non-current liabilities...................       8,924           150                            9,074
                                                    --------      --------        --------         --------
Total liabilities...............................     195,609       (13,105)                         182,504
                                                    --------      --------        --------         --------
Shareholders' Equity
  Common stock..................................       5,019                                          5,019
  Capital in excess of par......................       2,415        84,181         (84,181)           2,415
  Accumulated other comprehensive income........        (223)                                          (223)
  Retained earnings.............................     (10,217)       17,499          (7,196)              86
  Treasury stock at cost........................        (489)                                          (489)
                                                    --------      --------        --------         --------
       Total shareholders' equity...............      (3,495)      101,680         (91,377)           6,808
                                                    --------      --------        --------         --------
       Total liabilities and shareholders'
          equity................................    $192,114      $ 88,575        $(91,377)        $189,312
                                                    ========      ========        ========         ========

                                  NEWCOR, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                              GUARANTOR     ELIMINATIONS/
                                                   PARENT    SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
                                                   ------    ------------   -------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.....................  $  1,731     $     --       $     --        $  1,731
  Accounts receivable...........................    19,280       17,891                         37,171
  Inventories...................................    12,796        6,918                         19,714
  Prepaid expenses and other....................     4,048        1,360                          5,408
                                                  --------     --------       --------        --------
       Total current assets.....................    37,855       26,169                         64,024
Property, plant and equipment, net..............    24,706       34,071                         58,777
Cost in excess of assigned value of acquired
  companies, net of amortization................    31,110       40,837                         71,947
Other non-current assets........................     9,451          332                          9,783
Investment in subsidiaries......................    91,377                     (91,377)
                                                  --------     --------       --------        --------
Total assets....................................  $194,499     $101,409       $(91,377)       $204,531
                                                  ========     ========       ========        ========
LIABILITIES
Current Liabilities:
  Current portion of long-term debt.............  $  2,000     $     --       $     --        $  2,000
  Accounts payable..............................    14,727       17,200                         31,927
  Other accrued liabilities.....................    10,046        4,148                         14,194
                                                  --------     --------       --------        --------
Total current liabilities.......................    26,773       21,348                         48,121
Long-term debt..................................   127,833        6,100                        133,933
Intercompany....................................    31,717      (31,717)
Other non-current liabilities...................     9,421                                       9,421
                                                  --------     --------       --------        --------
Total liabilities...............................   195,744       (4,269)                       191,475
                                                  --------     --------       --------        --------
Shareholders' Equity
  Common stock..................................     4,980                                       4,980
  Capital in excess of par......................     2,340       84,181        (84,181)          2,340
  Accumulated other comprehensive income........      (443)                                       (443)
  Retained earnings.............................    (7,636)      21,497         (7,196)          6,668
  Treasury stock at cost........................      (489)                                       (489)
                                                  --------     --------       --------        --------
       Total shareholders' equity...............    (1,248)     105,678        (91,377)         13,056
                                                  --------     --------       --------        --------
       Total liabilities and shareholders'
          equity................................  $194,499     $101,409       $(91,377)       $204,531
                                                  ========     ========       ========        ========

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                              GUARANTOR     ELIMINATIONS/
                                                   PARENT    SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
                                                   ------    ------------   -------------   ------------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.....................................  $ 5,084     $   (89)          $--          $ 4,995
                                                   -------     -------           ---          -------
INVESTING ACTIVITIES
Capital expenditures.............................   (4,225)     (3,283)                        (7,508)
                                                   -------     -------           ---          -------
FINANCING ACTIVITIES
Repayment of term note...........................   (2,000)                                    (2,000)
Shares issued under employee stock plans.........      114                                        114
Capital lease financing..........................                3,485                          3,485
Payments on capital lease........................                 (113)                          (113)
                                                   -------     -------           ---          -------
Net cash provided by (used in) financing
  activities.....................................   (1,886)      3,372                          1,486
Decrease in cash.................................   (1,027)                                    (1,027)
Cash and cash equivalents, beginning of year.....    1,731                                      1,731
                                                   -------     -------           ---          -------
Cash and cash equivalents, end of year...........  $   704     $    --           $--          $   704
                                                   =======     =======           ===          =======

                                  NEWCOR, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                 GUARANTOR      ELIMINATIONS/
                                                     PARENT     SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                                     ------     ------------    -------------    ------------
CASH PROVIDED BY OPERATING ACTIVITIES............    $ 7,282      $ 9,011          $    --         $ 16,293
                                                     -------      -------          -------         --------
INVESTING ACTIVITIES
Capital expenditures.............................     (4,773)      (9,161)                          (13,934)
Proceeds from sales of capital assets............        284          150                               434
                                                     -------      -------          -------         --------
Net cash used in investing activities............     (4,489)      (9,011)                          (13,500)
                                                     -------      -------          -------         --------
FINANCING ACTIVITIES
Net repayments on revolving credit line..........     (2,600)                                        (2,600)
Repayment of term note...........................     (2,000)                                        (2,000)
Shares issued under employee stock plans.........        120                                            120
Repurchase of common stock.......................        (69)                                           (69)
                                                     -------      -------          -------         --------
Net cash used in financing activities............     (4,549)                                        (4,549)
                                                     -------      -------          -------         --------
Decrease in cash.................................     (1,756)                                        (1,756)
Cash and cash equivalents, beginning of year.....      3,487                                          3,487
                                                     -------      -------          -------         --------
Cash and cash equivalents, end of year...........    $ 1,731      $    --          $    --         $  1,731
                                                     =======      =======          =======         ========

                                  NEWCOR, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       TWO MONTHS ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                 GUARANTOR      ELIMINATIONS/
                                                      PARENT    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                                      ------    ------------    -------------    ------------
CASH PROVIDED BY OPERATING ACTIVITIES.............    $1,952      $   682          $    --         $ 2,634
                                                      ------      -------          -------         -------
INVESTING ACTIVITIES
Capital expenditures..............................    (1,277)      (1,152)                          (2,429)
Proceeds from sales of capital assets.............       207          470                              677
                                                      ------      -------          -------         -------
Net cash used in investing activities.............    (1,070)        (682)                          (1,752)
                                                      ------      -------          -------         -------
FINANCING ACTIVITIES
Net repayments on revolving credit line...........      (600)                                         (600)
Repayment of term note............................      (334)                                         (334)
                                                      ------      -------          -------         -------
Net cash used in financing activities.............      (934)                                         (934)
                                                      ------      -------          -------         -------
Decrease in cash..................................       (52)                                          (52)
Cash and cash equivalents, beginning of period....     3,539                                         3,539
                                                      ------      -------          -------         -------
Cash and cash equivalents, end of period..........    $3,487      $    --          $    --         $ 3,487
                                                      ======      =======          =======         =======

                                  NEWCOR, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED OCTOBER 31, 1998
                                 (IN THOUSANDS)

                                                                 GUARANTOR      ELIMINATIONS/
                                                    PARENT      SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                                    ------      ------------    -------------    ------------
CASH PROVIDED BY OPERATING ACTIVITIES..........    $   5,021      $ 3,608          $    --        $   8,629
                                                   ---------      -------          -------        ---------
INVESTING ACTIVITIES
Capital expenditures...........................       (4,515)      (3,608)                           (8,123)
Acquisitions, net of cash acquired.............     (101,981)                                      (101,981)
Proceeds from sales of capital assets..........        1,628                                          1,628
                                                   ---------      -------          -------        ---------
Net cash used in investing activities..........     (104,868)      (3,608)                         (108,476)
                                                   ---------      -------          -------        ---------
FINANCING ACTIVITIES
Net repayments on revolving credit line........      (13,800)                                       (13,800)
Repayment of term note.........................         (833)                                          (833)
Issuance of senior subordinated notes..........      125,000                                        125,000
Repurchase of senior subordinated notes........       (1,881)                                        (1,881)
Subordinated notes issuance costs..............       (4,849)                                        (4,849)
Repurchase of common stock.....................          (39)                                           (39)
Cash dividends paid............................         (246)                                          (246)
                                                   ---------      -------          -------        ---------
Net cash provided by financing activities......      103,352                                        103,352
                                                   ---------      -------          -------        ---------
Increase in cash...............................        3,505                                          3,505
Cash and cash equivalents, beginning of year...           34                                             34
                                                   ---------      -------          -------        ---------
Cash and cash equivalents, end of year.........    $   3,539      $    --          $    --        $   3,539
                                                   =========      =======          =======        =========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Registrant: NEWCOR, INC.

                                          By:      /s/ JAMES J. CONNOR
                                            ------------------------------------
                                            James J. Connor,
                                            Director, President,
                                            and Chief Executive Officer

Date: 3/28/01

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

                   SIGNATURE                                           TITLE                     DATE SIGNED
                   ---------                                           -----                     -----------

             /s/ BARRY P. BORODKIN                    Director                                     3/29/01
------------------------------------------------
               Barry P. Borodkin

             /s/ JERRY D. CAMPBELL                    Director                                     3/28/01
------------------------------------------------
               Jerry D. Campbell

               /s/ JAMES D. CIRAR                     Director                                     3/28/01
------------------------------------------------
                 James D. Cirar

              /s/ JAMES J. CONNOR                     Director, President, and Chief               3/28/01
------------------------------------------------      Executive Officer
                James J. Connor

             /s/ SHIRLEY E. GOFRANK                   Director                                     3/28/01
------------------------------------------------
               Shirley E. Gofrank

             /s/ WILLIAM A. LAWSON                    Director                                     3/28/01
------------------------------------------------
               William A. Lawson

               /s/ JACK R. LOUSMA                     Director                                     3/28/01
------------------------------------------------
                 Jack R. Lousma

               /s/ DAVID A. SEGAL                     Director                                     3/29/01
------------------------------------------------
                 David A. Segal

              /s/ RICHARD A. SMITH                    Director                                     3/28/01
------------------------------------------------
                Richard A. Smith

                                 EXHIBIT INDEX

 4(q)      Eighth Amendment to Third Amended and Restated Revolving
           Credit Agreement, dated December 8, 2000, between Newcor,
           Inc. and Comerica Bank.
 4(r)      Ninth Amendment to Third Amended and Restated Revolving
           Credit Agreement, dated January 25, 2001, between Newcor,
           Inc. and Comerica Bank.
 4(s)      Tenth Amendment to Third Amended and Restated Revolving
           Credit Agreement, dated March 28, 2001, between Newcor, Inc.
           and Comerica Bank.
10(i)      Employment Agreement with James J. Connor dated August 9,
           2000.
10(j)      Agreement with James J. Connor dated August 9, 2000.
23         Consent of Independent Accountants.