Form 10-Q
period 2001-03-31
NEWCOR INC
filed 2001-05-10
CIK 71745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                          Commission file number 1-5985
                                                 ------


                                  NEWCOR, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                 38-0865770
--------------------------------            ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)


43252 Woodward Ave., Suite 240
Bloomfield Hills, Michigan                                 48302
--------------------------------            ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (248) 253-2400
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 4, 2001, the Registrant had 4,949,068 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.

                          PART I. FINANCIAL INFORMATION

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                     Three Months Ended

                                                 March 31,         March 31,
                                                   2001              2000
                                                   ----              ----
Sales                                           $   45,797       $   69,179
Cost of sales                                       42,044           58,777
                                                ----------       ----------

Gross margin                                         3,753           10,402
Selling, general and administrative expenses         4,592            5,765
Amortization expense                                 1,034            1,030
                                                ----------       ----------

Operating income (loss)                             (1,873)           3,607
Other expense:
  Interest expense                                  (3,642)          (3,650)
  Other professional fees                             (300)             -
  Other expense, net                                  (139)            (134)
                                                ----------       ----------

Loss before income taxes                            (5,954)            (177)
Income tax benefit                                  (2,025)             (60)
                                                ----------       ----------

Net loss                                        $   (3,929)      $     (117)
                                                ==========       ==========


Amounts per share of common stock:
  Net loss - basic and diluted                  $    (0.79)      $    (0.02)


Weighted average common shares outstanding           4,949            4,934



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                March 31,              December 31,
                                                                                  2001                     2000
                                                                                  ----                     ----
                                                   ASSETS
Current assets:
  Cash and cash equivalents                                                  $       361                $       704
  Accounts receivable                                                             28,515                     33,219
  Inventories                                                                     17,670                     15,061
  Other current assets                                                             4,738                      3,913
                                                                             -----------                -----------

Total current assets                                                              51,284                     52,897
Property, plant and equipment, net of
  accumulated depreciation of $36,214
  at 3/31/01 and $33,924 at 12/31/00                                              52,826                     54,609
Cost in excess of assigned value of
  acquired companies, net of amortization                                         66,778                     67,812
Debt issuance costs and other non-current assets                                  16,267                     13,994
                                                                             ------------               -----------

Total assets                                                                 $   187,155                $   189,312
                                                                             ===========                ===========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                          $     2,312                $     2,312
  Accounts payable                                                                21,265                     22,474
  Other accrued liabilities                                                        8,914                     13,701
                                                                             -----------                -----------

Total current liabilities                                                         32,491                     38,487
Long-term debt                                                                   142,812                    134,943
Other non-current liabilities                                                      8,973                      9,074
                                                                             -----------                -----------

Total liabilities                                                                184,276                    182,504
                                                                             -----------                -----------

Shareholders' equity:
  Common stock                                                                     5,019                      5,019
  Capital in excess of par                                                         2,415                      2,415
  Treasury stock                                                                    (489)                      (489)
  Accumulated other comprehensive income                                            (223)                      (223)
  Retained earnings                                                               (3,843)                        86
                                                                             ------------               -----------

Total shareholders' equity                                                         2,879                      6,808
                                                                             -----------                -----------

Total liabilities and shareholders' equity                                   $   187,155                $   189,312
                                                                             ===========                ===========


                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                        Three Months Ended
                                                                                        ------------------
                                                                                March 31,                 March 31,
                                                                                  2001                      2000
                                                                                  ----                      ----
Operating Activities:
  Net (loss) income                                                             $ (3,929)                $     (117)
  Depreciation                                                                     2,287                      2,431
  Amortization                                                                     1,034                      1,030
Deferred taxes                                                                    (2,025)                       (60)
Other, net                                                                          (369)                       231
Changes in operating assets and liabilities, net                                  (4,726)                   (13,480)
                                                                                --------                 ----------

Net cash used in operating activities                                             (7,728)                    (9,965)
                                                                                --------                 ----------

Investing Activities:
  Capital expenditures                                                            (1,124)                      (940)
  Proceeds from sale of assets                                                       620                       -
                                                                                --------                 ----------

Net cash used in investing activities                                               (504)                      (940)
                                                                                --------                 ----------

Financing Activities:
  Net borrowings on revolving credit line                                          8,455                     10,260
  Repayment of term note                                                            (500)                      (500)
  Payments on capital lease                                                          (66)
  Issuance of common stock                                                                                      114
                                                                                --------                 ----------

Net cash provided by financing activities                                          7,889                      9,874
                                                                                --------                 ----------

Decrease in cash                                                                    (343)                    (1,031)
Cash and cash equivalents, beginning of period                                       704                      1,731
                                                                                --------                 ----------

Cash and cash equivalents, end of period                                        $    361                 $      700
                                                                                ========                 ==========



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. Certain amounts from the prior year have been reclassified to conform to the current period's presentation. Approximately 96,000 common stock options were excluded from the calculation of diluted earnings per share because they would have been antidulutive for all periods presented. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

The Company's credit agreement was amended on January 25, 2001 and March 31, 2001 to ease certain restrictive covenants, reduce the total bank commitment to $30.0 million and extend the expiration date of the Facility. The amendments provide that the Company may borrow, under its line of credit, an amount equal to 80% of qualified domestic accounts receivable. The current expiration of the Facility is March 31, 2002. The revolving credit agreement is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc.'s real estate. At March 31, 2001, the Company had borrowings outstanding of $8.5 million under such facility and borrowing availability of $11.0 million using the criteria established in the revolving credit agreement, as amended.

Note 3. Inventory

Inventories are summarized as follows:

                                                                         March 31,                 December 31,
                                                                           2001                        2000
                                                                           ----                        ----
Cost and estimated earnings of uncompleted
contracts in excess of related billings of $1,300
at 3/31/01 and $128 at 12/31/00                                         $    4,387                 $    1,969
Raw materials                                                                4,880                      5,721
Work in process and finished goods                                           8,403                      7,371
                                                                        ----------                 ----------

                                                                        $   17,670                 $   15,061
                                                                        ==========                 ==========

Costs and estimated earnings of uncompleted contracts in excess of related billings represents revenue recognized under the percentage of completion method in excess of amounts billed.

Note 4. Comprehensive Income

Other comprehensive income for the three months ended March 31, 2001 and 2000 was zero, as the only component of other comprehensive income for these periods was the minimum pension liability adjustment which is determined on an annual basis at the end of each fiscal year.

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

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate all corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

                                        Precision
                                        Machined        Rubber and       Special
                                        Products         Plastic         Machines           Other          Total
                                        --------         -------         --------           -----          -----
Sales to unaffiliated customers
  Three months ended March 31,
  2001                                $    32,778     $    9,161       $     3,858                      $   45,797
  2000                                     49,877         13,261             6,041                          69,179

Operating income
  Three months ended March 31,
  2001                                $       365     $     (316)      $      (179)     $     (709)     $     (839)
  2000                                      3,410          1,242             1,019          (1,034)          4,637

Identifiable assets
  March 31, 2001                      $   121,459     $   31,448       $    13,197      $   21,051      $  187,155
  December 31, 2000                       122,945         31,117            15,059          20,191         189,312

A reconciliation of operating income for reportable segments to consolidated operating income is as follows:


                                                        Three Months Ended
                                                        ------------------
                                                    March 31,        March 31,
                                                      2001             2000
                                                      ----             ----
Operating income for reportable segments            $    (130)     $    5,671
Other operating loss, mainly unallocated
  corporate and other expenses                           (709)         (1,034)
Amortization expense                                   (1,034)         (1,030)
                                                    ---------      ----------

Consolidated operating income (loss)                $  (1,873)     $    3,607
                                                    ==========     ==========

Note 6. Recent Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The Company adopted FAS 133 on January 1, 2001. Adoption of FAS 133 did not have a significant impact on the Company's financial statements.

Note 7. Condensed Consolidating Information

The Notes and the Facility of Newcor, Inc. are guaranteed by all of its wholly-owned subsidiaries, including Grand Machining Co., Newcor Technologies, Inc, Deco International, Inc., Turn-Matic Inc., Rochester Gear, Inc., and Plastronics Plus, Inc (the Guarantor Subsidiaries). The guarantee of the Notes and the Facility by the Guarantor Subsidiaries is full and unconditional. The following condensed financial information presents the financial position, results of operations and cash flows of the Company as if it accounted for its subsidiaries on the equity method and the Guarantor Subsidiaries on a combined basis. Deferred income taxes are accounted for through intercompany accounts.

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2001
                                 (In thousands)

                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated
Sales                                             $   22,654              $   23,143            $      -          $  45,797
Cost of sales                                         20,707                  21,337                                 42,044
                                                  ----------              ----------            ----------        ---------

Gross margin                                           1,947                   1,806                                  3,753
Selling, general and administrative expense            2,723                   1,869                                  4,592
Amortization expense                                     430                     604                                  1,034
                                                  ----------              ----------            ----------        ---------

Operating income                                      (1,206)                   (667)                                (1,873)
Other income (expense):
   Interest expense                                   (3,576)                    (66)                                (3,642)
   Other professional fees                              (300)                                                          (300)
   Other                                                 (54)                    (85)                                  (139)
                                                  ----------              ----------            ----------        ---------


Net loss before income taxes and
  equity in income of consolidated subsidiaries       (5,136)                   (818)                                (5,954)
Income tax benefit                                    (1,747)                   (278)                                (2,025)
                                                  ----------              ----------            ----------        ---------

Net loss before equity in income
  of consolidated subsidiaries                        (3,389)                   (540)                                (3,929)
Equity in income of consolidated subsidiaries           (540)                                         (540)
                                                  -----------             ----------            -----------       ---------

Net loss                                          $   (3,929)             $     (496)           $     (496)       $  (3,929)
                                                  ==========              ==========            ==========        =========


                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2000
                                 (In thousands)

                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated
Sales                                             $   33,666              $   35,513            $      -          $  69,179
Cost of sales                                         27,921                  30,856                                 58,777
                                                  ----------              ----------            ----------        ---------

Gross margin                                           5,745                   4,657                                 10,402
Selling, general and administrative expense            3,637                   2,128                                  5,765
Amortization expense                                     459                     571                                  1,030
                                                  ----------              ----------            ----------        ---------

Operating income                                       1,649                   1,958                                  3,607
Other income (expense):
   Interest expense                                   (3,650)                                                        (3,650)
   Other                                                 (68)                    (66)                                  (134)
                                                  ----------              ----------            ----------        ---------

Income (loss) before income taxes and
  equity in income of consolidated subsidiaries       (2,069)                  1,892                                   (177)
Income tax (benefit) provision                          (703)                    643                                    (60)
                                                  ----------              ----------            ----------        ---------

Income (loss) before equity in income
  of consolidated subsidiaries                        (1,366)                  1,249                                   (117)
Equity in income of consolidated subsidiaries          1,249                                        (1,249)
                                                  ----------              ----------            ----------        ---------

Net income (loss)                                 $     (117)             $    1,249            $   (1,249)       $    (117)
                                                  ==========              ==========            ==========        =========

                                  NEWCOR, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 2001
                                 (In thousands)

                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated
Assets
Current Assets:
  Cash and cash equivalents                       $      361              $      -              $      -          $     361
  Accounts receivable                                 15,151                  13,364                                 28,515
  Inventories                                         10,235                   7,435                                 17,670
  Prepaid expenses and other                           3,193                   1,545                                  4,738
                                                  ----------              ----------            ----------        ---------

Total current assets                                  28,940                  22,344                                 51,284

Property, plant and equipment, net                    24,490                  28,336                                 52,826
Cost in excess of assigned value of acquired
  companies, net of amortization                      27,216                  39,562                                 66,778
Other non-current assets                              15,991                     276                                 16,267
Investment in subsidiaries                            74,377                                       (74,377)
                                                  ----------              ----------            ----------        ---------

Total assets                                      $  171,014              $   90,518            $  (74,377)       $ 187,155
                                                  ==========              ==========            ==========        =========

Liabilities
Current Liabilities:
  Current portion of long-term debt               $    2,000              $      312            $      -          $   2,312
  Accounts payable                                    10,792                  10,473                                 21,265
  Other accrued liabilities                            6,439                   2,475                                  8,914
                                                  ----------              ----------            ----------        ---------

Total current liabilities                             19,231                  13,260                                 32,491

Long-term debt                                       133,788                   9,024                                142,812
Intercompany                                          20,156                 (20,156)                                   -
Other non-current liabilities                          8,823                     150                                  8,973
                                                  ----------              ----------            ----------        ---------

Total liabilities                                    181,998                   2,278                                184,276
                                                  ----------              ----------            ----------        ---------

Shareholders' Equity
  Common stock                                         5,019                                                          5,019
  Capital in excess of par                             2,415                  67,181               (67,181)           2,415
  Accumulated other comprehensive income                (223)                                                          (223)
  Retained earnings                                  (17,706)                 21,059                (7,196)          (3,843)
  Treasury stock at cost                                (489)                                                          (489)
                                                  ----------              ----------            ----------        ---------

Total shareholders' equity                           (10,984)                 88,240               (74,377)           2,879
                                                  ----------              ----------            ----------        ---------

Total liabilities and shareholders' equity        $  171,014              $   90,518            $  (74,377)       $ 187,155
                                                  ==========              ==========            ==========        =========

                                  NEWCOR, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2000
                                 (In thousands)

                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated
Assets
Current Assets:
  Cash and cash equivalents                       $      704              $      -              $      -          $     704
  Accounts receivable                                 21,059                  12,160                                 33,219
  Inventories                                          8,194                   6,867                                 15,061
  Prepaid expenses and other                           2,448                   1,465                                  3,913
                                                  ----------              ----------            ----------        ---------

Total current assets                                  32,405                  20,492                                 52,897

Property, plant and equipment, net                    25,347                  29,262                                 54,609
Cost in excess of assigned value of acquired
  companies, net of amortization                      29,279                  38,533                                 67,812
Other non-current assets                              13,706                     288                                 13,994
Investment in subsidiaries                            91,377                                       (91,377)
                                                  ----------              ----------            ----------        ---------

Total assets                                      $  192,114              $   88,575            $  (91,377)       $ 189,312
                                                  ==========              ==========            ==========        =========

Liabilities
Current Liabilities:
  Current portion of long-term debt               $    2,000              $      312            $      -          $   2,312
  Accounts payable                                    12,948                   9,526                                 22,474
  Other accrued liabilities                           11,063                   2,638                                 13,701
                                                  ----------              ----------            ----------        ---------

Total current liabilities                             26,011                  12,476                                 38,487

Long-term debt                                       125,833                   9,110                                134,943
Intercompany                                          34,841                 (34,841)
Other non-current liabilities                          8,924                     150                                  9,074
                                                  ----------              ----------            ----------        ---------

Total liabilities                                    195,609                 (13,105)                               182,504
                                                  ----------              ----------            ----------        ---------

Shareholders' Equity
  Common stock                                         5,019                                                          5,019
  Capital in excess of par                             2,415                  84,181               (84,181)           2,415
  Accumulated other comprehensive income                (223)                                                          (223)
  Retained earnings                                  (10,217)                 17,499                (7,196)              86
  Treasury stock at cost                                (489)                                                          (489)
                                                  ----------              ----------            ----------        ---------

Total shareholders' equity                            (3,495)                101,680               (91,377)           6,808
                                                  ----------              ----------            ----------        ---------

Total liabilities and shareholders' equity        $  192,114              $   88,575            $  (91,377)       $ 189,312
                                                  ==========              ==========            ==========        =========

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          QUARTER ENDED MARCH 31, 2001
                                 (In thousands)

                                                                                 Guarantor          Eliminations/
                                                         Parent                Subsidiaries          Adjustments      Consolidated
Cash used in operating activities                      $   (7,516)             $     (212)           $      -          $  (7,728)
                                                       ----------              ----------            ----------        ---------

Investing Activities
Capital expenditures                                         (782)                   (342)                                (1,124)
Proceeds from sale of capital assets                                                  620                                    620
                                                       ----------              ----------            ----------        ---------

Net cash provided by (used in) investing activities          (782)                    278                                   (504)
                                                       ----------              ----------            ----------        ---------


Financing Activities
Net borrowings on revolving credit line                     8,455                                                          8,455
Payments on capital lease                                                             (66)                                   (66)
Repayment of term note                                       (500)                                                          (500)
                                                       ----------              ----------            ----------        ---------

Net cash provided by financing activities                   7,889                                                          7,889
                                                       ----------              ----------            ----------        ---------

Decrease in cash                                             (343)                                                          (343)
Cash and cash equivalents, beginning of year                  704                                                            704
                                                       ----------              ----------            ----------        ---------

Cash and cash equivalents, end of year                 $      361              $      -              $      -          $     361
                                                       ==========              ==========            ==========        =========

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          QUARTER ENDED MARCH 31, 2000
                                 (In thousands)

                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated
Cash provided by (used in) operating activities   $  (10,520)             $      555            $      -          $  (9,965)
                                                  ----------              ----------            ----------        ---------

Investing Activities
Capital expenditures                                    (385)                   (555)                                  (940)
                                                  ----------              ----------            ----------        ---------

Net cash used in investing activities                   (385)                   (555)                                  (940)
                                                  ----------              ----------            ----------        ---------

Financing Activities
Net borrowings on revolving credit line               10,260                                                         10,260
Repayment of term note                                  (500)                                                          (500)
Issuance of common stock                                 114                                                            114
                                                  ----------              ----------            ----------        ---------

Net cash provided by financing activities              9,874                                                          9,874
                                                  ----------              ----------            ----------        ---------

Decrease in cash                                      (1,031)                                                        (1,031)
Cash and cash equivalents, beginning of year           1,731                                                          1,731
                                                  ----------              ----------            ----------        ---------

Cash and cash equivalents, end of year            $      700              $      -              $      -          $     700
                                                  ==========              ==========            ==========        =========

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

RESULTS OF OPERATIONS

Sales of $45.8 million for the quarter ended March 31, 2001 decreased $23.4 million, or 33.8%, as compared with sales of $69.2 million for the same quarter of 2000. Sales for the Precision Machined Products segment decreased $17.1 million, or 34.3%, to $32.8 million. This was primarily due to lower sales in the automotive market of $8.8 million, or 33.1% from the comparable period in the prior year. In addition, sales to the heavy-duty truck market declined $6.2 million, or 36.9%, to $10.7 million as compared to $16.9 million in the first quarter of 2000. Sales to the agricultural market declined $2.1 million or 28.2% to $5.3 million for the quarter ended March 31, 2001 compared to $7.4 million in the same quarter of 2000. In the automotive market the general industry decline accounted for $5.9 million and the loss of sales from certain OEM's accounted for $2.9 million. In both the heavy-duty truck and agricultural markets the lower sales were due to general industry conditions. Sales for the Rubber and Plastic segment decreased $4.1 million, or 30.9%, from the same quarter in 2000. Inventory adjustments at one automotive OEM customer accounted for most of this decline. Sales for the Special Machines segment decreased $2.2 million, or 36.1%, to $3.8 million from $6.0 million in the first quarter of 2000. At December 31, 1999 Special Machines segment had a backlog of $7.2 million compared with a backlog of $5.0 million at December 31, 2000 resulting in lower production in the first quarter of 2001.

Gross margin was $3.8 million, or 8.2% of sales, for the quarter ended March 31, 2001 compared with $10.4 million, or 15.0% of sales, for the same period of 2000. The gross margin and gross margin percentage decrease is a direct result of the lower sales in all the markets the Company serves partially offset by productivity improvements. Productivity improvements are evidenced through a reduction in headcount of 26.6% in production related employees from March 31, 2000 to March 31, 2001. Gross margin for the quarter ended March 31, 2000 in the Precision Machined Products segment included one-time expense of $0.7 million incurred in the first quarter of 2000 for early settlement of a union contract.

Selling, general and administrative expenses ("SG&A") was $4.6 million for the quarter ended March 31, 2001 and $5.8 million for the quarter ended March 31, 2000 a decrease of $1.2 million, or 20.7%. The decrease in SG&A expense was primarily due to cost savings measures taken throughout the Company, including elimination of certain consulting services, salaried headcount consolidations, and reduced management incentives. Selling, general and administrative headcount decreased 14.6% in the first quarter of 2001 from the same period of 2000.

Consolidated operating loss for the first quarter of 2001 was $1.9 million, or 4.1% of sales, compared with operating income of $3.6 million, or 5.2% of sales for the same period one year ago. The decrease in operating income was due primarily to the decrease in gross margin noted above offset by the lower SG&A costs also noted above.

Operating income for the Precision Machined Products segment was $0.4 in the quarter ended March 31, 2001 compared with $3.4 million in the same period of 2000. The decrease in operating was primarily due to loss of sales in the heavy-duty truck market.

Operating loss for the Rubber and Plastic segment was $0.3 million in the quarter ended March 31, 2001 compared to operating income of $1.2 million in the same period of 2000. The decrease in operating income is primarily due to the decline in automotive market sales.

Operating loss for the Special Machines segment was $0.2 in the quarter ended March 31, 2001 compared with operating income of $1.1 million in the same period of 2000. The decrease in operating income was primarily due to the decrease revenue and the profitability of contracts in progress within with segment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") were $1.4 million for the quarter ended March 31, 2001. On March 1, 2001, the Company paid $6.1 million of interest related to the semi-annual payment on the $125 million of 9.875% Senior Subordinated Notes due 2008 (the "Notes"). In addition, the Company's capital expenditures for the quarter ended March 31, 2001 were $1.1 million. The Company generated net cash of $0.8 million from accounts receivable, inventory and accounts payable during the first quarter of 2001. The Company had borrowings of $8.5 million at March 31, 2001 on its Senior Credit Facility and current borrowing availability of an additional $11.0 million.

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

In order to ensure that the benefit of tax carryovers and credits are realized, the Company has identified certain business strategies, which would be used to generate taxable income. Although the Company believes that the identified strategies are both prudent and feasible, there can no assurance that such strategies, if and when implemented, will be effective and thus may not result in realization of the deferred tax asset. If due to changing circumstances it is determined the strategy will not produce the intended result, a valuation allowance will be established in the period in which such determination is made.

The Company believes that, through a combination of cash flow from operations and available credit under the Facility it will have adequate cash available to service debt obligations, fund capital improvements and maintain adequate working capital. However, there can be no assurance that given further deterioration in our markets or in the operational performance of the Company or due to circumstances beyond the control of the Company that sufficient liquidity will be available in the future.

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

              None.

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


                                                    NEWCOR, INC.
                                                    ----------------------------
                                                      Registrant

         Date:    May 10, 2001                      /s/ James J. Connor
                                                    ----------------------------
                                                      James J. Connor
                                                      President and Chief
                                                      Executive Officer