Form 10-Q
period 2001-06-30
NEWCOR INC
filed 2001-08-14
CIK 71745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                          Commission file number 1-5985
                                                 ------


                                  NEWCOR, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                38-0865770
----------------------------------------    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)


43252 Woodward Ave., Suite 240
Bloomfield Hills, Michigan                                48302
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code  (248) 253-2400
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 7, 2001, the Registrant has 4,949,068 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.

                          PART I. FINANCIAL INFORMATION

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                     Three Months Ended                      Six Months Ended
                                                ---------------------------           -----------------------------
                                                 June 30,         June 30,             June 30,          June 30,
                                                   2001             2000                 2001              2000
                                                   ----             ----                 ----              ----
Sales                                           $   50,347       $   67,653           $    96,144       $   136,832
Cost of sales                                       44,893           56,073                86,937           114,850
                                                ----------       ----------           -----------       -----------

Gross margin                                         5,454           11,580                 9,207            21,982
Selling, general and administrative expenses         4,061            5,845                 8,653            11,610
Amortization expense                                 1,032            1,037                 2,066             2,067
Restructuring charge                                   450                                    450
                                                ----------       ----------           -----------       -----------

Operating income(loss)                                 (89)           4,698                (1,962)            8,305
Other expense:
  Interest expense                                  (3,625)          (3,658)               (7,267)           (7,308)
  Other professional fees                                -             (650)                 (300)             (650)
  Other expense, net                                  (177)            (101)                 (316)             (235)
                                                ----------       ----------           -----------       -----------

Income(loss) before income taxes                    (3,891)             289                (9,845)              112
Income tax provision(benefit)                       (1,326)              96                (3,351)               36
                                                ----------       ----------           -----------       -----------

Net income(loss)                                $   (2,565)      $      193           $    (6,494)      $        76
                                                ==========       ==========           ===========       ===========


Amounts per share of common stock:
  Net income(loss) - basic and diluted          $    (0.52)      $     0.04           $     (1.31)      $      0.02


Weighted average common shares outstanding           4,949            4,950                 4,949             4,942



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                           June 30,             December 31,
                                                             2001                  2000
                                                             ----                  ----
                    ASSETS
Current assets:
  Cash and cash equivalents                               $       257           $       704
  Accounts receivable                                          30,382                33,219
  Inventories                                                  14,311                15,061
  Other current assets                                          4,180                 3,913
                                                          -----------           -----------

Total current assets                                           49,130                52,897
Property, plant and equipment, net of
  accumulated depreciation of $38,522
  at 6/30/01 and $33,924 at 12/31/00                           52,222                54,609
Cost in excess of assigned value of
  acquired companies, net of amortization                      65,746                67,812
Debt issuance costs and other non-current assets               17,680                13,994
                                                          ------------          -----------

Total assets                                              $   184,778           $   189,312
                                                          ===========           ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                       $     7,807           $     2,312
  Accounts payable                                             21,747                22,474
  Other accrued liabilities                                    12,333                13,701
                                                          -----------           -----------

Total current liabilities                                      41,887                38,487
Long-term debt                                                133,770               134,943
Other non-current liabilities                                   8,807                 9,074
                                                          -----------           -----------

Total liabilities                                             184,464               182,504
                                                          -----------           -----------

Shareholders' equity:
  Common stock                                                  5,019                 5,019
  Capital in excess of par                                      2,415                 2,415
  Treasury stock                                                 (489)                 (489)
  Accumulated other comprehensive income                         (223)                 (223)
  Retained earnings (accumulated deficit)                      (6,408)                   86
                                                          ------------          -----------

Total shareholders' equity                                        314                 6,808
                                                          -----------           -----------

Total liabilities and shareholders' equity                $   184,778           $   189,312
                                                          ===========           ===========


                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                            Six Months Ended
                                                                     ------------------------------
                                                                     June 30,             June 30,
                                                                       2001                 2000
                                                                       ----                 ----
Operating Activities:
  Net income(loss)                                                   $ (6,494)           $       76
  Depreciation                                                          4,595                 4,792
  Amortization                                                          2,066                 2,067
Other, net                                                               (646)                  224
Changes in operating assets and liabilities, net                       (2,126)               (5,649)
                                                                     ---------           ----------

Net cash provided by (used by) operations                              (2,605)                1,510
                                                                     ---------           ----------

Investing Activities:
  Capital expenditures                                                 (2,828)               (2,811)
  Proceeds from sales of capital assets                                   620
                                                                     --------            ----------

Net cash used in investing activities                                  (2,208)               (2,811)
                                                                     --------            ----------

Financing Activities:
  Net borrowings on revolving credit line                               5,495                   648
  Repayment of term note                                               (1,000)               (1,000)
  Payment on capital lease                                               (129)
Issuance of common stock                                                                        114
                                                                     --------            ----------

Net cash provided by (used in) financing activities                     4,366                  (238)
                                                                     --------            ----------

Decrease in cash and cash equivalents                                    (447)               (1,539)
Cash and cash equivalents, beginning of period                            704                 1,731
                                                                     --------            ----------

Cash and cash equivalents, end of period                             $    257            $      192
                                                                     ========            ==========



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. Certain amounts from the prior year have been reclassified to conform to the current period's presentation. Options for approximately 96,000 common shares, as potentially issuable shares, were excluded from the calculation of earnings per share because they would have been antidilutive at June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

The Company's credit agreement was amended on June 29, 2001 and July 19, 2001 to ease certain restrictive covenants. The amendments provide that the Company may borrow, under its line of credit, an amount equal to 80% of qualified domestic accounts receivable. The expiration of the Facility is March 31, 2002. The revolving credit agreement is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc.'s real estate. At June 30, 2001, the Company had borrowings outstanding of $5.5 million under such facility and borrowing availability of $11.2 million using the criteria established in the revolving credit agreement, as amended.

Note 3.    Inventory

Inventories are summarized as follows:

                                                                      June 30,           December 31,
                                                                        2001                 2000
                                                                        ----                 ----
Costs and estimated earnings on uncompleted
contracts in excess of related billings of $2,216
at 6/30/01 and $128 at 12/31/00                                      $   2,804           $   1,969
Raw materials                                                            4,308               5,721
Work in process and finished goods                                       7,199               7,371
                                                                     ---------           ---------
                                                                     $  14,311           $  15,061
                                                                     =========          ==========

Costs and estimated earnings on uncompleted contracts in excess of related billings represents revenue recognized under the percentage of completion method in excess of amounts billed.

Note 4.    Comprehensive Income

Other comprehensive income for the six months ended June 30, 2001 and 2000 was zero, as the only component of other comprehensive income for these periods was the minimum pension liability adjustment which is determined on an annual basis at the end of each fiscal year.

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

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate all corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:


                                        Precision
                                        Machined      Rubber and        Special
                                        Products        Plastic         Machines          Other          Total
                                      -----------     ----------       -----------      ----------      ----------
Sales to unaffiliated customers
  Three months ended June 30,
  2001                                $    33,582     $   10,302       $     6,463                      $   50,347
  2000                                     48,401         12,511             6,741                          67,653
  Six months ended June 30,
  2001                                $    66,360     $   19,463       $    10,321                      $   96,144
  2000                                     98,271         25,779            12,782                         136,832

Operating income
  Three months ended June 30,
  2001                                $       952     $      579       $       429      $   (1,017)     $      943
  2000                                      4,505          1,179             1,107          (1,056)          5,735
  Six months ended June 30,
  2001                                $     1,317     $      263       $       250      $   (1,726)     $      104
  2000                                      8,082          2,423             2,237          (2,370)         10,372

Identifiable assets
  June 30, 2001                       $   118,943     $   29,687       $    14,781      $   21,367      $  184,778
  December 31, 2000                       122,945         31,117            15,059          20,191         189,312


A reconciliation of operating income for reportable segments to consolidated operating income is as follows:

                                                       Three Months Ended                  Six Months Ended
                                                    ------------------------          --------------------------
                                                    June 30,         June 30,         June 30,          June 30,
                                                      2001             2000             2001              2000
                                                      ----             ----             ----              ----

Operating income for reportable segments            $   1,960      $    6,791         $   1,830         $ 12,742
Other operating loss, unallocated
  corporate and other expenses including
  a restructuring charge                               (1,017)         (1,056)           (1,726)          (2,370)
Amortization expense                                   (1,032)         (1,037)           (2,066)          (2,067)
                                                    ---------      ----------         ---------         --------

Consolidated operating income(loss)                 $     (89)     $    4,698         $  (1,962)        $  8,305
                                                    ==========     ==========         ==========        ========


Note 6.     Recent Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The Company adopted FAS 133 on January 1, 2001. Adoption of FAS 133 did not have a significant impact on the Company's financial statements.

Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" were approved by the Financial Accounting Standards Board effective June 30, 2001. SFAS No. 141 eliminates the pooling-of-interest method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting of goodwill from an amortization approach to a non-amortization (impairment) approach. The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement by calendar year companies on January 1, 2002. The Company is currently studying the impact of the Statements on its financial position, results of operations and cash flows.


Note 7.  Recent Developments

On July 23, 2001, Newcor, Inc. amended its Rights Agreement and Newcor, EXX INC. and David A. Segal amended their existing Agreement to permit EXX to increase its ownership to 34.9% of Newcor's outstanding shares. On the same date, six of Newcor's directors resigned and three new directors were appointed to the Newcor Board of Directors. The three new directors are also directors of EXX. Simultaneously, the number of directors constituting the Board of Directors of Newcor was reduced to six directors. Further, on the same date, EXX purchased 679,994 shares of Newcor common stock and $500,000 principal amount of Newcor's 9.875% Senior Subordinated Notes due 2008 from five of the resigning directors and 24,000 shares from David A. Segal, bringing EXX's ownership to approximately 31% of Newcor's outstanding shares. In connection with such purchases, EXX paid an aggregate of $1,679,238 in cash. For additional information about the transactions, see Newcor's current report on Form 8-K filed July 31, 2001.

During 2001, the weakening business conditions impacting the markets the Company serves adversely affected the Company's financial performance and operating results. The Board of Directors is currently evaluating the Company's strategic plan and all alternatives available to the Company. The goal of this evaluation is to develop a plan to generate cash, return the Company to profitability and paydown debt. Elements of a resultant turnaround plan may include sales of assets, greater operational focus on the core businesses and restructuring of the cost base. Cost base restructuring will focus on reductions in operational expenses, evaluation of the workforce and the potential to consolidate facilities. The Company may record charges associated with this turnaround effort as specific actions are finalized.

Note 8.     Condensed Consolidating Information

The Notes and the Facility of Newcor, Inc. are guaranteed by all of its wholly-owned subsidiaries, including Grand Machining Co., Newcor Technologies, Inc, Deco International, Inc., Turn-Matic Inc., Rochester Gear, Inc., and Plastronics Plus, Inc (the Guarantor Subsidiaries). The guarantee of the Notes and the Facility by the Guarantor Subsidiaries is full and unconditional. The following condensed financial information presents the financial position, results of operations and cash flows of the Company as if it accounted the Guarantor Subsidiaries on the equity method. Deferred income taxes are accounted for through intercompany accounts.

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 2001
                                 (In thousands)


                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated

Sales                                             $   26,129              $   24,218            $      -          $  50,347
Cost of sales                                         23,397                  21,496                                 44,893
                                                  ----------              ----------            ----------        ---------

Gross margin                                           2,732                   2,722                                  5,454
Selling, general and administrative expense            2,379                   1,682                                  4,061
Amortization expense                                     430                     602                                  1,032
Nonrecurring loss                                        450                                                            450
                                                  ----------              ----------            ----------        ---------

Operating income(loss)                                  (527)                    438                                    (89)
Other income (expense):
   Interest expense                                   (3,562)                    (63)                                (3,625)
Other                                                    (87)                    (90)                                  (177)
                                                  ----------              -----------           ----------        ---------

Net loss before income taxes and
  equity in income of consolidated subsidiaries       (4,176)                    285                                 (3,891)
Income tax provision(benefit)                         (1,423)                     97                                 (1,326)
                                                  -----------             ----------            ----------        ----------

Net loss before equity in income
  of guarantor subsidiaries                           (2,753)                    188                                 (2,565)
Equity in income of guarantor subsidiaries               188                                          (188)
                                                  ----------              ----------            -----------       ---------

Net income(loss)                                  $   (2,565)             $      188            $     (188)       $  (2,565)
                                                  ==========              ==========            ==========        =========




                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 2000
                                 (In thousands)


                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated

Sales                                             $   33,660              $   33,993            $      -          $  67,653
Cost of sales                                         28,205                  27,868                                 56,073
                                                  ----------              ----------            ----------        ---------

Gross margin                                           5,455                   6,125                                 11,580
Selling, general and administrative expense            3,361                   2,484                                  5,845
Amortization expense                                     459                     578                                  1,037
                                                  ----------              ----------            ----------        ---------

Operating income                                       1,635                   3,063                                  4,698
Other income (expense):
   Interest expense                                   (3,658)                                                        (3,658)
   Other professional fees                              (650)                                                          (650)
   Other                                                 (26)                    (75)                                  (101)
                                                  ----------              ----------            ----------        ---------

Income (loss) before income taxes and
  equity in income of consolidated subsidiaries       (2,699)                  2,988                                    289
Income tax (benefit) provision                          (920)                  1,016                                     96
                                                  ----------              ----------            ----------        ---------

Income (loss) before equity in income
  of guarantor subsidiaries                           (1,779)                  1,972                                    193
Equity in income of guarantor subsidiaries             1,972                                        (1,972)
                                                  ----------              ----------            ----------        ---------

Net income (loss)                                 $      193              $    1,972            $   (1,972)       $     193
                                                  ==========              ==========            ==========        =========


                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          SIX MONTH ENDED JUNE 30, 2001
                                 (In thousands)


                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated

Sales                                             $   48,783              $   47,361            $      -          $  96,144
Cost of sales                                         44,104                  42,833                                 86,937
                                                  ----------              ----------            ----------        ---------

Gross margin                                           4,679                   4,528                                  9,207
Selling, general and administrative expense            5,102                   3,550                                  8,652
Amortization expense                                     860                   1,207                                  2,067
Nonrecurring loss                                        450                                                            450
                                                  ----------              ----------            ----------        ---------

Operating income                                      (1,733)                   (229)                                (1,962)
Other income (expense):
   Interest expense                                   (7,138)                   (129)                                (7,267)
   Other professional fees                              (300)                                                          (300)
   Other                                                (141)                   (175)                                  (316)
                                                  ----------              ----------            ----------        ---------

Loss before income taxes and
  equity in income of guarantor subsidiaries          (9,312)                   (533)                                (9,845)
Income tax benefit                                    (3,170)                   (181)                                (3,351)
                                                  ----------              ----------            ----------        ----------

Loss before equity in income
  of guarantor subsidiaries                           (6,142)                   (352)                                (6,494)
Equity in income of guarantor subsidiaries              (352)                                          352
                                                  ----------              ----------            ----------        ---------

Net income (loss)                                 $   (6,494)             $     (352)           $      352        $  (6,494)
                                                  ==========              ==========            ==========        =========



                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2000
                                 (In thousands)


                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated

Sales                                             $   67,326              $   69,506            $      -          $ 136,832
Cost of sales                                         56,126                  58,724                                114,850
                                                  ----------              ----------            ----------        ---------

Gross margin                                          11,200                  10,782                                 21,982
Selling, general and administrative expense            6,998                   4,612                                 11,610
Amortization expense                                     918                   1,149                                  2,067
                                                  ----------              ----------            ----------        ---------

Operating income                                       3,284                   5,021                                  8,305
Other income (expense):
   Interest expense                                   (7,308)                                                        (7,308)
   Other professional fees                              (650)                                                          (650)
   Other                                                 (94)                   (141)                                  (235)
                                                  ----------              ----------            ----------        ---------

Income (loss) before income taxes and
  equity in income of consolidated subsidiaries       (4,768)                  4,880                                    112
Income tax (benefit) provision                        (1,623)                  1,659                                     36
                                                  ----------              ----------            ----------        ---------

Income (loss) before equity in income
  of guarantor subsidiaries                           (3,145)                  3,221                                     76
Equity in income of guarantor subsidiaries             3,221                                        (3,221)
                                                  ----------              ----------            ----------        ---------

Net income (loss)                                 $       76              $    3,221            $   (3,221)       $      76
                                                  ==========              ==========            ==========        =========

                                  NEWCOR, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 2001
                                 (In thousands)


                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated
Assets
Current Assets:
  Cash and cash equivalents                       $      257              $      -              $      -          $     257
  Accounts receivable                                 17,266                  13,116                                 30,382
  Inventories                                          8,278                   6,033                                 14,311
  Prepaid expenses and other                           3,190                     990                                  4,180
                                                  ----------              ----------            ----------        ---------

Total current assets                                  28,991                  20,139                                 49,130

Property, plant and equipment, net                    24,316                  27,906                                 52,222
Cost in excess of assigned value of acquired
  companies, net of amortization                      26,785                  38,961                                 65,746
Other non-current assets                              17,414                     266                                 17,680
Investment in subsidiaries                            74,377                                       (74,377)
                                                  ----------              ----------            ----------        ---------

Total assets                                      $  171,883              $   87,272            $  (74,377)       $ 184,778
                                                  ==========              ==========            ==========        =========

Liabilities
Current Liabilities:
  Current portion of long-term debt               $    7,495              $      312            $      -          $   7,807
  Accounts payable                                    11,719                  10,028                                 21,747
  Other accrued liabilities                           10,016                   2,317                                 12,333
                                                  ----------              ----------            ----------        ---------

Total current liabilities                             29,230                  12,657                                 41,887

Long-term debt                                       124,833                   8,937                                133,770
Intercompany                                          21,058                 (21,058)                                   -
Other non-current liabilities                          8,677                     130                                  8,807
                                                  ----------              ----------            ----------        ---------

Total liabilities                                    183,798                     666                                184,464
                                                  ----------              ----------            ----------        ---------

Shareholders' Equity
  Common stock                                         5,019                                                          5,019
  Capital in excess of par                             2,415                  67,181               (67,181)           2,415
  Accumulated other comprehensive income                (223)                                                          (223)
  Retained earnings(accumulated deficit)             (18,637)                 19,425                (7,196)          (6,408)
  Treasury stock at cost                                (489)                                                          (489)
                                                  ----------              ----------            ----------        ---------

Total shareholders' equity                           (11,915)                 86,606               (74,377)             314
                                                  ----------              ----------            ----------        ---------

Total liabilities and shareholders' equity        $  171,883              $   87,272            $  (74,377)       $ 184,778
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
                                                  ==========              ==========            ==========        =========

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2001
                                 (In thousands)


                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated

Cash provided by (used in) operating activities   $   (3,330)             $      725            $      -          $  (2,605)
                                                  ----------              ----------            ----------        ---------

Investing Activities
Capital expenditures                                  (1,612)                 (1,216)                                (2,828)
Proceeds from sale of capital asset                                              620                                    620
                                                  ----------              ----------            ----------        ---------

Net cash used in investing activities                 (1,612)                   (596)                                (2,208)
                                                  ----------              ----------            ----------        ---------

Financing Activities
Net borrowings on revolving credit line                5,495                                                          5,495
Payments on capital lease                                                       (129)                                  (129)
Repayment of term note                                (1,000)                                                        (1,000)
                                                  ----------              ----------            ----------        ---------

Net cash provided by financing activities              4,495                    (129)                                 4,366
                                                  ----------              ----------            ----------        ---------

Decrease in cash                                        (447)                                                          (447)
Cash and cash equivalents, beginning of year             704                                                            704
                                                  ----------              ----------            ----------        ---------

Cash and cash equivalents, end of year            $      257              $      -              $      -          $     257
                                                  ==========              ==========            ==========        =========



                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2000
                                 (In thousands)


                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated

Cash provided by (used in) operating activities   $      845              $      665            $      -          $   1,510
                                                  ----------              ----------            ----------        ---------

Investing Activities
Capital expenditures                                  (2,146)                   (665)                                (2,811)
                                                  ----------              ----------            ----------        ---------

Net cash used in investing activities                   (385)                   (665)                                (2,811)
                                                  ----------              ----------            ----------        ---------

Financing Activities
Net borrowings on revolving credit line                  648                                                            648
Repayment of term note                                (1,000)                                                        (1,000)
Issuance of common stock                                 114                                                            114
                                                  ----------              ----------            ----------        ---------

Net cash provided by financing activities               (238)                                                          (238)
                                                  ----------              ----------            ----------        ---------

Decrease in cash                                      (1,539)                                                        (1,539)
Cash and cash equivalents, beginning of year           1,731                                                          1,731
                                                  ----------              ----------            ----------        ---------

Cash and cash equivalents, end of year            $      192              $      -              $      -          $     192
                                                  ==========              ==========            ==========        =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Sales of $50.3 million for the quarter ended June 30, 2001 decreased $17.3 million, or 25.6%, as compared with sales of $67.7 million for the same quarter of 2000. Sales for the Precision Machined Products segment decreased $14.8 million, or 30.6%, to $33.6 million. This was primarily due to lower sales in the automotive market of $6.4 million, or 33.1% from the comparable period in the prior year. In addition, sales to the heavy-duty truck market declined $5.4 million, or 32.4%, to $11.3 million as compared to $16.7 million in the first quarter of 2000. Sales to the agricultural market declined $3.0 million or 37.9% to $5.0 million for the quarter ended June 30, 2001 compared to $8.0 million in the same quarter of 2000. Automotive market sales declined primarily due to lost business as a result of insourcing of certain parts machined by the Company. All of the lost business occurred prior to June 30, 2000. In both the heavy-duty truck and agricultural markets the lower sales were due to general industry conditions. Sales for the Rubber and Plastic segment decreased $2.2 million, or 17.7%, from the same quarter in 2000. Lower production schedules at automotive OEM's accounted for most of this decline. Sales for the Special Machines segment decreased $0.3 million, or 4.1%, to $6.5 million from $6.8 million in the first quarter of 2000.

Sales for the six months ended June 30, 2001 were $96.1 million, a decrease of $40.7 million, or 29.7%, compared with sales of $136.8 million for the same period in 2000. Sales in the Precision Machined Products segment decreased $31.9 million to $66.4 million, due to sales decreases in the heavy-duty and automotive markets. Sales for the Rubber and Plastic segment were $19.5 million, a decrease $6.3 million, or 24.5%, due to sales decreases in the automotive market. Sales in the Special Machines segment were $10.3 million a decrease of $2.5 million, or 19.3% from the prior year.

Gross margin was $5.5 million, or 10.8% of sales, for the quarter ended June 30, 2001 compared with $9.2 million, or 13.6% of sales, for the same period of 2000. The gross margin and gross margin percentage decrease in all three segments is a direct result of the lower sales in all the markets the Company serves partially offset by productivity improvements. Productivity improvements are evidenced through a reduction in headcount of approximately 25% in production related employees from June 30, 2000 to June 30, 2001.

Gross margin was $9.2 million, or 9.6% of sales, for the six months ended June 30, 2001 compared with $22.0 million, or 16.1% of sales, for the six months ended June 30, 2000. The decreases in gross margin and gross margin percentage were primarily due to the decrease in sales in the heavy-duty and automotive markets which were more significant in the first quarter of 2001 compared to the second quarter of this year.

Selling, general and administrative expenses ("SG&A") was $4.1 million for the quarter ended June 30, 2001 and $5.8 million for the quarter ended June 30, 2000 a decrease of $1.7 million, or 29.3%. The decrease in SG&A expense was primarily due to cost savings measures taken throughout the Company, including elimination of certain consulting services, salaried headcount consolidations, and reduced management incentives. Headcount within SG&A expenses decreased approximately 17% at June 30, 2001 as compared with June 30, 2000.

SG&A for the six months ended June 30, 2001, as a percentage of sales was comparable the quarter ended June 30, 2001.

Consolidated operating loss for the second quarter of 2001 was $0.1 million, compared with operating income of $4.7 million, or 6.9% of sales for the same period one year ago. The decrease in operating income was due primarily to the decrease in gross margin noted above offset in part by the lower SG&A costs also noted above. The Company incurred certain nonrecurring charges as a result of restructuring management responsibilities, eliminating some centralized operations and realigning certain corporate functions.


Operating income declined for all segments as noted in Note 5 Segment reporting due to decreases in sales and gross margin as noted above.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended June 30, 2001, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") was $3.7 million without considering the restructuring charge of $0.45 million. The Company's capital expenditures for the quarter ended June 30, 2001 were $1.7 million. Reductions in accounts receivable, inventory and management of vendor payments resulted in cash generation of $1.5 million.

For the six months ended June 30, 2001, the Company's EBITDA was $5.2 million without considering the restructuring charge. The Company generated $1.2 million in working capital and incurred $2.8 million in capital expenditures for the six months ended June 30, 2001. In order to pay the interest on the $125 million Notes the Company had to borrow the funds from its Senior Credit Facility ("Facility") therefore increasing senior debt. Current availability at June 30, 2001 was $11.2 on the Facility.

"EBITDA" is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA is not a financial measure determined under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of operating results or to cash flows from operating activities as a measure of funds available for discretionary or other liquidity purposes.

The Company is highly leveraged as a result of the Notes. The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness (including the Notes) or to fund planned capital expenditures will depend on its future performance, which, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

In order to ensure that the benefit of tax carryovers and credits are realized, the Company has identified certain business strategies, which would be used to generate taxable income. Although the Company believes that the identified strategies are both prudent and feasible, there can be no assurance that such strategies, if and when implemented, will be effective and thus may not result in realization of the deferred tax asset. If due to changing circumstances it is determined the strategy will not produce the intended result, a valuation allowance will be established in the period in which such determination is made.

The Company believes that, through a combination of cash flow from operations and available credit under the Facility it will have adequate cash available to service debt obligations, fund capital improvements and maintain adequate working capital. However, there can be no assurance that sufficient liquidity will be available in the future.

RECENT DEVELOPMENTS

On July 23, 2001, Newcor, Inc. amended its Rights Agreement and Newcor, EXX INC. and David A. Segal amended their existing Agreement to permit EXX to increase its ownership to 34.9% of Newcor's outstanding shares. On the same date, six of Newcor's directors resigned and three new directors were appointed to the Newcor Board of Directors. The three new directors are also directors of EXX. Simultaneously, the number of directors constituting the Board of Directors of Newcor was reduced to six directors. Further, on the same date, EXX purchased 679,994 shares of Newcor common stock and $500,000 principal amount of Newcor's 9.875% Senior Subordinated Notes due 2008 from five of the resigning directors and 24,000 shares from David A. Segal, bringing EXX's ownership to approximately 31% of Newcor's outstanding shares. In connection with such purchases, EXX paid an aggregate of $1,679,238 in cash. For additional information about the transactions, see Newcor's current report on Form 8-K filed July 31, 2001.

During 2001, the weakening business conditions impacting the markets the Company serves adversely affected the Company's financial performance and operating results. The Board of Directors is currently evaluating the Company's strategic plan and all alternatives available to the Company. The goal of this evaluation is to develop a plan to generate cash, return the Company to profitability and paydown debt. Elements of a resultant turnaround plan may include sales of assets, greater operational focus on the core businesses and restructuring of the cost base. Cost base restructuring will focus on reductions in operational expenses, evaluation of the workforce and the potential to consolidate facilities. The Company may record charges associated with this turnaround effort as specific actions are finalized.

CAUTIONARY STATEMENTS UNDER THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section constitute "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. A number of factors could cause actual results to differ materially from those included in or suggested by such forward-looking statements, including without limitation: the cyclical nature of the industries served by the Company, all of which have encountered significant downturns in the past; the level of production by and demand from the Company's principal customers, upon which the Company is substantially dependent, whether, when and to what extent expected orders materialize; the impact on the Company of actions by its competitors, some of which are significantly larger and have greater financial and other resources than the Company; and the extent to which the Company's ERP computer system performs as anticipated. All forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section are qualified by such factors. The Company disclaims any obligation to update any such forward-looking statements.



                                  NEWCOR, INC.
                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:
         (a)   Exhibits

                  4(t) Eleventh Amendment to Third Amended and Restated Revolving Credit Agreement and Consent dated June 29, 2001

                  4(u) Twelfth Amendment to Third Amended and Restated Revolving Credit Agreement and Consent dated July 19, 2001.


         (b) Reports on Form 8-K

              On July 31, 2001 the Company filed a Form 8-K regarding the fourth amendment to the Rights Plan, form of Stock Purchase Agreement, and press release for change of control.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  NEWCOR, INC.
                                                  ------------------------------
                                                    Registrant

         Date:    August 7, 2001                  /s/ James J. Connor
                  ---------------                 ------------------------------
                                                    James J. Connor
                                                    President and Chief
                                                    Executive Officer