Form 10-Q
period 2001-09-30
NEWCOR INC
filed 2001-11-19
CIK 71745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                          Commission file number 1-5985
                                                 ------

                                  NEWCOR, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                    38-0865770

------------------------------------------  ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)


43252 Woodward Ave., Suite 240
Bloomfield Hills, Michigan                             48302

------------------------------------------  ------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (248) 253-2400
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 9, 2001, the Registrant has 4,949,068 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.

                          PART I. FINANCIAL INFORMATION

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                     Three Months Ended                      Nine Months Ended
                                                     ------------------                      -----------------
                                                 Sept 30,          Sept 30,              Sept 30,         Sept 30,
                                                   2001              2000                  2001             2000
                                                   ----              ----                  ----             ----
Sales                                           $   41,682       $   55,025           $   137,826       $   191,857
Cost of sales                                       38,846           47,150               125,783           162,000
                                                ----------       ----------           -----------       -----------

Gross margin                                         2,836            7,875                12,043            29,857
Selling, general and administrative expenses         4,282            3,510                12,935            15,120
Amortization expense                                 1,035            1,037                 3,101             3,104
Impairment charge                                   19,304                                 19,304
Restructuring charge                                                                          450
                                                ----------       ----------           -----------       -----------

Operating income (loss)                            (21,785)           3,328               (23,747)           11,633
Other expense:
  Interest expense                                  (3,554)          (3,465)              (10,821)          (10,773)
  Other professional fees                                -             (900)                 (300)           (1,550)
  Other expense, net                                  (126)            (163)                 (442)             (398)
                                                -----------      ----------           ------------      -----------

Loss before income taxes                           (25,465)          (1,200)              (35,310)           (1,088)
Income tax provision (benefit)                       8,444             (408)                5,093              (372)
                                                ----------       ----------           -----------       ------------

Net loss                                        $  (33,909)      $     (792)          $   (40,403)      $      (716)
                                                ==========       ==========           ===========       ===========


Amounts per share of common stock:
  Net loss - basic and diluted                  $   (6.85)       $   (0.16)           $    (8.16)       $    (0.14)


Weighted average common shares outstanding           4,949            4,949                 4,949             4,945



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                Sept 30,               December 31,
                                                                                  2001                     2000
                                                                                  ----                     ----
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                  $         -                $       704
  Accounts receivable                                                             31,402                     33,219
  Inventories                                                                     12,463                     15,061
  Other current assets                                                             3,285                      3,913
                                                                             -----------                -----------

Total current assets                                                              47,150                     52,897
Property, plant and equipment, net of
  accumulated depreciation of $40,828
  at 9/30/01 and $33,924 at 12/31/00                                              50,234                     54,609
Cost in excess of assigned value of
  acquired companies, net of amortization                                         45,407                     67,812
Debt issuance costs and other non-current assets                                  10,227                     13,994
                                                                             ------------               -----------

Total assets                                                                 $   153,018                $   189,312
                                                                             ===========                ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                          $   136,470                $     2,312
  Accounts payable                                                                17,975                     22,474
  Other accrued liabilities                                                       14,535                     13,701
                                                                             -----------                -----------

Total current liabilities                                                        168,980                     38,487
Long-term debt                                                                     8,848                    134,943
Other non-current liabilities                                                      8,785                      9,074
                                                                             -----------                -----------

Total liabilities                                                                186,613                    182,504
                                                                             -----------                -----------

Shareholders' equity:
  Common stock                                                                     5,019                      5,019
  Capital in excess of par                                                         2,415                      2,415
  Treasury stock                                                                    (489)                      (489)
  Accumulated other comprehensive income                                            (223)                      (223)
  Retained earnings (accumulated deficit)                                        (40,317)                        86
                                                                             ------------               -----------

Total shareholders' equity (deficit)                                             (33,595)                     6,808
                                                                             -----------                -----------

Total liabilities and shareholders' equity                                   $   153,018                $   189,312
                                                                             ===========                ===========


                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         Nine Months Ended
                                                                                         -----------------

                                                                                Sept 30,                  Sept 30,
                                                                                  2001                      2000
                                                                                  ----                      ----
Operating Activities:
  Net loss                                                                      $(40,403)                $     (716)
  Depreciation                                                                     6,898                      6,567
  Amortization                                                                     3,101                      3,104
  Impairment charge                                                               19,304
  Deferred income taxes                                                            5,093                       (372)
Loss on disposition of capital assets                                                                            83
Other, net                                                                          (838)                      (442)
Changes in operating assets and liabilities, net                                     530                     (9,024)
                                                                                --------                 ----------

Net cash used in operations                                                       (6,315)                      (800)
                                                                                ---------                ----------

Investing Activities:
  Capital expenditures                                                            (3,143)                    (4,758)
  Proceeds from sale of capital assets                                               620
                                                                                --------                 ----------

Net cash used in investing activities                                             (2,523)                    (4,758)
                                                                                --------                 ----------

Financing Activities:
  Net borrowings on revolving credit line                                          9,825                      1,728
  Repayment of term note                                                          (1,500)                    (1,500)
  Payment on capital lease                                                          (191)                     3,485
  Issuance of common stock                                                                                      114
                                                                                --------                 ----------

Net cash provided by financing activities                                          8,134                      3,827
                                                                                --------                 ----------

Decrease in cash and cash equivalents                                               (704)                    (1,731)
Cash and cash equivalents, beginning of period                                       704                      1,731
                                                                                --------                 ----------

Cash and cash equivalents, end of period                                        $      -                 $        -
                                                                                ========                 ==========



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, including all adjustments of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. Certain amounts from the prior year have been reclassified to conform to the current period's presentation. Options for approximately 96,000 common shares, as potentially, issuable shares were excluded from the calculation of earnings per share because they would have been antidilutive at September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

The Company failed to make the required interest payment, due September 4, 2001, on the Notes in the amount of approximately $6.1 million. As such, the Company caused an Event of Default as defined in the Indenture. The Company is currently engaged in discussions with Noteholders and their legal representatives to restructure the Company's indebtedness. As such, all of the Company's Notes have been classified as a current obligation on the Balance Sheet at September 30, 2001. In addition, the default on the Indenture also caused a default on the Bank Facility, and as such, the total indebtedness under the Bank Facility has been classified as current. The bank has the right under the Bank Facility to accelerate demand for immediate payment of indebtedness in the amount of approximately $12.1 million. There can be no assurance that the Company will successfully negotiate a restructured financing arrangement with the Noteholders. If the Company is unable to complete the restructuring process the operations will not be able to continue as a going concern.

The Company's credit with a bank ("Bank Facility") provides that the Company may borrow, under its line of credit, an amount equal to 80% of qualified domestic accounts receivable. The revolving credit agreement is collateralized by substantially all of the Company's non-real estate assets and by Rochester Gear, Inc.'s real estate. At September 30, 2001, the Company had borrowings outstanding of $9.8 million under such facility and borrowing availability of $9.7 million using the criteria established in the revolving credit agreement, as amended.

Note 3.    Inventory

Inventories are summarized as follows:

                                                                         Sept 30,                  December 31,
                                                                           2001                        2000
                                                                           ----                        ----
Costs and estimated earnings on uncompleted
contracts in excess of related billings of $1,699
at 9/30/01 and $128 at 12/31/00                                         $      606                 $    1,969
Raw materials                                                                4,752                      5,721
Work in process                                                              1,967                      1,622
Finished goods                                                               5,138                      5,749
                                                                        ----------                 ----------
                                                                        $   12,463                 $   15,061
                                                                        ==========                 ==========

Costs and estimated earnings on uncompleted contracts in excess of related billings represents revenue recognized under the percentage of completion method in excess of amounts billed.

Note 4.  Comprehensive Income

Other comprehensive income for the six months ended September 30, 2001 and 2000 was zero, as the only component of other comprehensive income for these periods was the minimum pension liability adjustment which is determined on an annual basis at the end of each fiscal year.

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

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate all corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

                                        Precision
                                        Machined       Rubber and         Special
                                        Products         Plastic         Machines           Other          Total
                                        --------         -------         --------           -----          -----
Sales to unaffiliated customers
  Three months ended September 30,
  2001                                $    28,568     $    8,031       $     5,083                      $   41,682
  2000                                     39,548         10,419             5,058                          55,025
  Nine months ended September 30,
  2001                                $    94,928     $   27,494       $    15,404                      $  137,826
  2000                                    137,825         36,192            17,840                         191,857

Operating income (loss)
  Three months ended September 30,
  2001                                $      (754)    $     (600)      $       754      $     (846)     $   (1,446)
  2000                                      2,891            611               911             (48)          4,365
  Nine months ended September 30,
  2001                                $       563     $     (337)      $     1,004      $   (2,572)     $   (1,342)
  2000                                     10,973          3,034             3,148          (2,418)         14,737

Identifiable assets
  September 30, 2001                  $    97,460     $   28,042       $    14,687      $   12,829      $  153,018
  December 31, 2000                       122,945         31,117            15,059          20,191         189,312

A reconciliation of operating income for reportable segments to consolidated operating income is as follows:

                                                       Three Months Ended                  Nine Months Ended
                                                       ------------------                  -----------------

                                                    Sept 30,         Sept 30,         Sept 30,          Sept 30,
                                                      2001             2000             2001              2000
                                                      ----             ----             ----              ----

Operating income (loss) for reportable segments     $    (600)     $    4,413         $   1,230         $ 17,155
Other operating loss, unallocated
  corporate and other expenses including
  a restructuring charge and an impairment charge     (20,150)            (48)          (21,876)          (2,418)
Amortization expense                                   (1,035)         (1,037)           (3,101)          (3,104)
                                                    ---------      ----------         ---------         --------

Consolidated operating income (loss)                $ (21,785)     $    3,328         $ (23,747)        $ 11,633
                                                    =========      ==========         =========         ========

Note 6.     Recent Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The Company adopted FAS 133 on January 1, 2001. Adoption of FAS 133 did not have a significant impact on the Company's financial statements.

Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" were approved by the Financial Accounting Standards Board effective June 30, 2001. SFAS No. 141 eliminates the pooling-of-interest method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting of goodwill from an amortization approach to a non-amortization (impairment) approach where goodwill is evaluated for impairment based on a comparison of the fair value of each reporting unit to the carrying value. The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement by calendar year companies on January 1, 2002. The Company is currently studying the impact of the Statements on its financial position, results of operations and cash flows.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes FASB Statement No. 121; Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This standard applies to long-lived assets other than goodwill. It describes a probability-weighted cash flow estimation approach to deal with recover of the carrying amount of long-lived assets, such as property, plant and equipment. The provision of this Statement are effective for the financial statements issued for fiscal years beginning after December 15, 2001, and interim periods with those fiscal years, with early application encouraged. The Company has not determined the impact, if any, that this Statement will have on its consolidated financial position or results of operations.

Note 7.  Recent Developments

On October 5, 2001 the Company filed a Form 8-K regarding an Event of Default relating to Newcor's Series A and Series B 9-7/8% Senior Subordinated Notes Due 2008 because of failure to pay interest on the Notes for 30 days.

Note 8. Income Taxes

The Company has determined that previous tax strategies to utilize the benefit of tax carryovers cannot be implemented and therefore, has recorded a valuation allowance in full amount of the net deferred tax asset. In accordance with the Internal Revenue Service regulations the operating loss carryforward remains available for federal income tax purposes.

Note 9.  Impairment Charge

Management determined that the cost in excess of assigned value of acquired companies (goodwill) at one of its operations in the Precision Machined Products segments was impaired, and recognized an impairment charge of $19.3 million in the consolidated statement of operations for the quarter ended September 30, 2001.

Note 10.     Condensed Consolidating Information

The Notes and the Facility of Newcor, Inc. are guaranteed by all of its wholly-owned subsidiaries, including Grand Machining Co., Newcor Technologies, Inc, Deco International, Inc., Turn-Matic Inc., Rochester Gear, Inc., and Plastronics Plus, Inc (the Guarantor Subsidiaries). The guarantee of the Notes and the Facility by the Guarantor Subsidiaries is full and unconditional. The following condensed financial information presents the financial position, results of operations and cash flows of the Company as if it accounted for the Guarantor Subsidiaries on the equity method. Deferred income taxes are accounted for through intercompany accounts.

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 2001
                                 (In thousands)

                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated

Sales                                             $   20,384              $   21,298            $      -          $  41,682
Cost of sales                                         18,241                  20,605                                 38,846
                                                  ----------              ----------            ----------        ---------

Gross margin                                           2,143                     693                                  2,836
Selling, general and administrative expense            2,573                   1,709                                  4,282
Amortization expense                                     429                     606                                  1,035
Impairment charge                                     19,304                                                         19,304
                                                  ----------              ----------            ----------        ---------

Operating loss                                       (20,163)                 (1,622)                               (21,785)
Other expense:
   Interest expense                                   (3,490)                    (64)                                (3,554)
Other                                                    (42)                    (84)                                  (126)
                                                  ----------              -----------           ----------        ---------

Net loss before income taxes and
  equity in income of consolidated subsidiaries      (23,695)                 (1,770)                               (25,465)
Income tax provision                                   8,444                      -                                   8,444
                                                  ----------              ----------            ----------        ---------

Net loss before equity in income
  of guarantor subsidiaries                          (32,139)                 (1,770)                               (33,909)
Equity in income of guarantor subsidiaries            (1,770)                                        1,770
                                                  ----------              ----------            ----------        ---------

Net income (loss)                                 $  (33,909)             $   (1,770)           $    1,770        $ (33,909)
                                                  ==========              ==========            ==========        =========


                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 2000
                                 (In thousands)


                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated

Sales                                             $   27,156              $   27,869            $      -          $  55,025
Cost of sales                                         24,027                  23,123                                 47,150
                                                  ----------              ----------            ----------        ---------

Gross margin                                           3,129                   4,746                                  7,875
Selling, general and administrative expense            1,974                   1,536                                  3,510
Amortization expense                                     459                     578                                  1,037
                                                  ----------              ----------            ----------        ---------

Operating income                                         696                   2,632                                  3,328
Other expense:
   Interest expense                                   (3,465)                                                        (3,465)
   Other professional fees                              (900)                                                          (900)
   Other                                                 (40)                   (123)                                  (163)
                                                  ----------              ----------            ----------        ---------

Income (loss) before income taxes and
  equity in income of consolidated subsidiaries       (3,709)                  2,509                                 (1,200)
Income tax provision (benefit)                        (1,261)                    853                                   (408)
                                                  ----------              ----------            ----------        ---------

Net income (loss) before equity in income
  of guarantor subsidiaries                           (2,448)                  1,656                                   (792)
Equity in income of guarantor subsidiaries             1,656                                        (1,656)               -
                                                  ----------              ----------            ----------        ---------

Net income (loss)                                 $     (792)             $    1,656            $   (1,656)       $    (792)
                                                  ==========              ==========            ==========        =========

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (In thousands)

                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated

Sales                                             $   69,167              $   68,659            $      -          $ 137,826
Cost of sales                                         62,345                  63,438                                125,783
                                                  ----------              ----------            ----------        ---------

Gross margin                                           6,822                   5,221                                 12,043
Selling, general and administrative expense            7,676                   5,259                                 12,935
Amortization expense                                   1,288                   1,813                                  3,101
Impairment charge                                     19,304                                                         19,304
Nonrecurring loss                                        450                                                            450
                                                  ----------              ----------            ----------        ---------

Operating loss                                       (21,896)                 (1,851)                               (23,747)
Other expense:
   Interest expense                                  (10,628)                   (193)                               (10,821)
   Other professional fees                              (300)                                                          (300)
   Other                                                (183)                   (259)                                  (442)
                                                  ----------              ----------            ----------        ---------

Loss before income taxes and
  equity in income of guarantor subsidiaries         (33,007)                 (2,303)                               (35,310)
Income tax expense                                     5,093                       -                                  5,093
                                                  ----------              ----------            ----------        ---------

Loss before equity in income
  of guarantor subsidiaries                          (38,100)                 (2,303)                               (40,403)
Equity in income of guarantor subsidiaries            (2,303)                                        2,303
                                                  ----------              ----------            ----------        ---------

Net income (loss)                                 $  (40,403)             $   (2,303)           $    2,303        $ (40,403)
                                                  ==========              ==========            ==========        =========



                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (In thousands)

                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated

Sales                                             $   94,482              $   97,375            $      -          $ 191,857
Cost of sales                                         80,153                  81,847                                162,000
                                                  ----------              ----------            ----------        ---------

Gross margin                                          14,329                  15,528                                 29,857
Selling, general and administrative expense            8,972                   6,148                                 15,120
Amortization expense                                   1,377                   1,727                                  3,104
                                                  ----------              ----------            ----------        ---------

Operating income                                       3,980                   7,653                                 11,633
Other expense:
   Interest expense                                  (10,773)                                                       (10,773)
   Other professional fees                            (1,550)                                                        (1,550)
   Other                                                (134)                   (264)                                  (398)
                                                  ----------              ----------            ----------        ---------

Income (loss) before income taxes and
  equity in income of consolidated subsidiaries       (8,477)                  7,389                                 (1,088)
Income tax (benefit) provision                        (2,884)                  2,512                                   (372)
                                                  ----------              ----------            ----------        ---------

Income (loss) before equity in income
  of guarantor subsidiaries                           (5,593)                  4,877                                   (716)
Equity in income of guarantor subsidiaries             4,877                                        (4,877)
                                                  ----------              ----------            ----------        ---------

Net income (loss)                                 $     (716)             $    4,877            $   (4,877)       $    (716)
                                                  ==========              ==========            ==========        =========

                                  NEWCOR, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2001
                                 (In thousands)

                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated

Assets
Current Assets:
  Cash and cash equivalents                       $       -               $      -              $      -          $      -
  Accounts receivable                                 19,290                  12,112                                 31,402
  Inventories                                          6,254                   6,209                                 12,463
  Prepaid expenses and other                           2,037                   1,248                                  3,285
                                                  ----------              ----------            ----------        ---------

Total current assets                                  27,581                  19,569                                 47,150

Property, plant and equipment, net                    23,320                  26,914                                 50,234
Cost in excess of assigned value of acquired
  companies, net of amortization                       7,052                  38,355                                 45,407
Other non-current assets                               9,972                     255                                 10,227
Investment in subsidiaries                            74,377                                       (74,377)
                                                  ----------              ----------            ----------        ---------

Total assets                                      $  142,302              $   85,093            $  (74,377)       $ 153,018
                                                  ==========              ==========            ==========        =========

Liabilities
Current Liabilities:
  Current portion of long-term debt               $  136,158              $      312            $      -          $ 136,470
  Accounts payable                                     8,563                   9,412                                 17,975
  Other accrued liabilities                           12,319                   2,216                                 14,535
                                                  ----------              ----------            ----------        ---------

Total current liabilities                            157,040                  11,940                                168,980

Long-term debt                                            -                    8,848                                  8,848
Intercompany                                          19,863                 (19,863)                                   -
Other non-current liabilities                          8,655                     130                                  8,785
                                                  ----------              ----------            ----------        ---------

Total liabilities                                    185,558                   1,055                                186,613
                                                  ----------              ----------            ----------        ---------

Shareholders' Equity
  Common stock                                         5,019                                                          5,019
  Capital in excess of par                             2,415                  67,181               (67,181)           2,415
  Accumulated other comprehensive income                (223)                                                          (223)
  Retained earnings(accumulated deficit)             (49,978)                 16,857                (7,196)         (40,317)
  Treasury stock at cost                                (489)                                                          (489)
                                                  ----------              ----------            ----------        ---------

Total shareholders' equity                           (43,256)                 84,038               (74,377)         (33,595)
                                                  ----------              ----------            ----------        ---------

Total liabilities and shareholders' equity        $  142,302              $   85,093            $  (74,377)       $ 153,018
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
                                                  ==========              ==========            ==========        =========

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (In thousands)

                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated

Cash provided by (used in) operating activities   $   (7,410)             $    1,095            $      -          $  (6,315)
                                                  ----------              ----------            ----------        ---------

Investing Activities
Capital expenditures                                  (1,619)                 (1,524)                                (3,143)
Proceeds from sale of capital asset                                              620                                    620
                                                  ----------              ----------            ----------        ---------

Net cash used in investing activities                 (1,619)                   (904)                                (2,523)
                                                  ----------              ----------            ----------        ---------

Financing Activities
Net borrowings on revolving credit line                9,825                                                          9,825
Payments on capital lease                                                       (191)                                  (191)
Repayment of term note                                (1,500)                                                        (1,500)
                                                  ----------              ----------            ----------        ---------

Net cash provided by financing activities              8,325                    (191)                                 8,134
                                                  ----------              ----------            ----------        ---------

Decrease in cash                                        (704)                                                          (704)
Cash and cash equivalents, beginning of year             704                                                            704
                                                  ----------              ----------            ----------        ---------

Cash and cash equivalents, end of year            $       -               $      -              $      -          $      -
                                                  ==========              ==========            ==========        =========


                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (In thousands)

                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated

Cash provided by (used in) operating activities   $    1,199              $   (1,999)           $      -          $    (800)
                                                  ----------              ----------            ----------        ---------

Investing Activities
Capital expenditures                                  (3,272)                 (1,486)                                (4,758)
                                                  ----------              ----------            ----------        ---------

Net cash used in investing activities                 (3,272)                 (1,486)                                (4,758)
                                                  ----------              ----------            ----------        ---------

Financing Activities
Net borrowings on revolving credit line                1,728                                                          1,728
Repayment of term note                                (1,500)                                                        (1,500)
Capital lease financing                                                        3,485                                  3,485
Issuance of common stock                                 114                                                            114
                                                  ----------              ----------            ----------        ---------

Net cash provided by financing activities                342                   3,485                                  3,827
                                                  ----------              ----------            ----------        ---------

Decrease in cash                                      (1,731)                                                        (1,731)
Cash and cash equivalents, beginning of year           1,731                                                          1,731
                                                  ----------              ----------            ----------        ---------

Cash and cash equivalents, end of year            $        -              $      -              $      -          $       -
                                                  ==========              ==========            ==========        =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Sales of $41.7 million for the quarter ended September 30, 2001 decreased $13.3 million, or 24.2%, as compared with sales of $55.0 million for the same quarter of 2000. Sales for the Precision Machined Products segment decreased $11.0 million, or 27.8%, to $28.6 million. This was primarily due to lower sales in the automotive market of $5.0 million, or 26.5% from the comparable period in the prior year. Sales to the agricultural market declined $4.1 million or 52.4% to $3.7 million for the quarter ended September 30, 2001 compared to $7.8 million in the same quarter of 2000. In addition, sales to the heavy-duty truck market declined $1.9 million, or 14.6%, to $11.0 million as compared to $12.9 million in the third quarter of 2000. The decline in automotive sales was principally due to the lower production requirements of our customers. Automotive industry production volumes declined approximately 10% in the third quarter of 2001 as compared to the comparable period in 2000. In addition, the Company's sales mix was unfavorable due to the production requirements of the OEMs. In both the heavy-duty truck and agricultural markets the lower sales were due to general industry conditions. Sales for the Rubber and Plastic segment decreased $2.4 million, or 22.9%, from the same quarter in 2000. Lower production schedules at automotive OEM's accounted for most of this decline. Sales for the Special Machines segment were flat at $5.1 million for September 30, 2001 compared to the same quarter of 2000.

Sales for the nine months ended September 30, 2001 were $137.8 million, a decrease of $54.1 million, or 28.2%, compared with sales of $191.9 million for the same period in 2000. Sales in the Precision Machined Products segment decreased $42.9 million to $94.9 million, due to sales decreases in the heavy-duty and automotive markets. The decline was primarily due to lower industry production, and to a lesser extent, loss of business in the first six months of 2001. Sales for the Rubber and Plastic segment were $27.5 million, a decrease $8.7 million, or 24.0%, due to production decreases in the automotive market. Sales in the Special Machines segment were $15.4 million a decrease of $2.4 million, or 13.7% from the prior year.

Gross margin was $2.8 million, or 6.8% of sales, for the quarter ended September 30, 2001 compared with $7.9 million, or 14.3% of sales, for the same period of 2000. The gross margin and gross margin percentage decrease in all three segments is a direct result of the lower sales in all the markets the Company serves partially offset by productivity improvements and reduced spending. Margin was also affected by inefficiencies in the new product launches in the Precision Machined Products Segment and the Rubber and Plastics Segment. Productivity improvements are reflected in the reduction in headcount of approximately 24% in production related employees from September 30, 2000 to September 30, 2001.

Gross margin was $12.0 million, or 8.7% of sales, for the nine months ended September 30, 2001 compared with $29.9 million, or 15.6% of sales, for the nine months ended September 30, 2000. The decreases in gross margin and gross margin percentage were primarily due to the reasons noted for the third quarter.

Selling, general and administrative expenses ("SG&A") was $4.3 million for the quarter ended September 30, 2001 and $3.5 million for the quarter ended September 30, 2000 an increase of $0.8 million, or 22.9%. SG&A in the third quarter ended September 30, 2000 was lower than the SG&A in the current third quarter due to the elimination of $1.0 million in management incentives in the prior years third quarter. No such incentives have been recorded for the quarter ended September 30, 2001.

SG&A for the nine months ended September 30, 2001 declined $2.2 million resulting from cost reduction efforts in conjunction with the lower sales.

Consolidated operating loss for the third quarter of 2001 was $(2.5) million, prior to considering the impairment charge of $(19.3) million, compared with operating income of $3.3 million. The decrease in operating income was due primarily to the decrease in gross margin noted above.

Operating income declined for all segments as noted in Note 5, Segment Reporting, due to decreases in sales and gross margin as noted above for the nine months ended September 30, 2001 compared to the same period of 2000. The Company incurred certain nonrecurring charges as a result of restructuring management responsibilities, eliminating some centralized operations and realigning certain corporate functions in the second quarter 2001.

For the quarter ended September 31, 2001, the Company recorded an impairment charge related to its long-lived assets, primarily goodwill, at its Machine Tool & Gear location in the Precision Machined Products segment. The Company is recording the charge after an intense review of the Machine Tool & Gear's operation. The operation incurred lost business in 2000. Assumptions related to certain business retention and business growth were reviewed and were now deemed to be unrealistic as compared to previous analyses. Accordingly, the impairment charge was determined based upon Machine Tool & Gear's discounted future cash flows. A charge to earnings of $19.3 million was recorded, as management determined that the carrying value of the assets would not be realized.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended September 30, 2001, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") was $857 thousand. Reductions in accounts receivable, inventory and management of vendor payments resulted in cash used of $2.8 million. The use of cash for working capital was primarily due to the Special Machine Segment. The Company's capital expenditures for the quarter ended September 30, 2001 were $315 thousand.

For the nine months ended September 30, 2001, the Company's EBITDA was $6.0 million without considering the restructuring charge of $450 thousand recorded in the second quarter of 2001. The Company generated $4.9 million in working capital and incurred $3.1 million of capital expenditures for the nine months ended September 30, 2001.

The Company failed to make the required interest payment, due September 4, 2001, on the Notes in the amount of approximately $6.1 million. As such, the Company caused an Event of Default as defined in the Indenture. The Company is currently engaged in discussions with Noteholders and their legal representatives to restructure the Company's indebtedness. As such, all of the Company's Notes have been classified as a current obligation on the Balance Sheet at September 30, 2001. In addition, the default on the Indenture also caused a default on the Bank Facility, and as such, the total indebtedness under the Bank Facility has been classified as current. The bank has the right under the Bank Facility to accelerate demand for immediate payment of indebtedness in the amount of approximately $12.1 million. There can be no assurance that the Company will successfully negotiate a restructured financing arrangement with the Noteholders. If the Company is unable to complete the restructuring process the operations will not be able to continue as a going concern.

Borrowings under the Company's revolving line of credit were approximately $9.8 million. Unused availability at September 30, 2001 was $9.7 million.

In the quarter ended September 30, 2001, the Company recorded nonrecurring adjustments for certain impaired assets and established a valuation allowance for deferred tax assets. The combined total of these adjustments were $29.9 million the adjustments had no affect on the Company's cash or liquidity position.

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

RECENT DEVELOPMENTS

On October 5, 2001 the Company filed a Form 8-K regarding an event of default relating to Newcor's Series A and Series B 9-7/8% Senior Subordinated Notes Due 2008 because of failure to pay interest on the Notes for 30 days.

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

                                  NEWCOR, INC.
                           PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

         On October 5, 2001 the Company filed a Form 8-K regarding an Event of Default relating to Newcor's Series A and Series B 9-7/8% Senior Subordinated Notes Due 2008 because of failure to pay interest on the Notes for 30 days. Total arrearage on the Notes, excluding the Notes held by the Company, was $6.2 million as of November 14, 2001.

Item 6.  Exhibits and Reports on Form 8-K:
         (a)   Exhibits

             4 (v) Employment Agreement with David A. Segal dated September 3,
                   2001.


         (b) Reports on Form 8-K

              On October 5, 2001 the Company filed a Form 8-K regarding an event of default relating to Newcor's Series A and Series B 9-7/8% Senior Subordinated Notes Due 2008 because of failure to pay interest on the Notes for 30 days.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   NEWCOR, INC.
                                                   --------------------------
                                                     Registrant

         Date:    November 19, 2001
                                                   /s/ James J. Connor
                  ----------------------           --------------------------
                                                     James J. Connor
                                                     President and co-Chief
                                                     Executive Officer