Form 10-K
period 2001-12-31
NEWCOR INC
filed 2002-04-01
CIK 71745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of
                                      1934
                  For the fiscal year ended December 31, 2001
                         Commission File Number 1-5985

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

Title of each class:                                   Name of each exchange on which registered:
Common stock, $1 par value                             American Stock Exchange
Deferred stock preferred rights                        N/A
Securities registered pursuant to Section 12(g) of
  the Act:                                             None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 25, 2002, was $1,780,200. As of February 25, 2002, there were 4,945,000 shares of the Company's common stock ($1 par value) outstanding.

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

     The Company purchased the business and substantially all of the assets of Machine Tool & Gear, Inc. ("MT&G") in December 1997. MT&G manufactures differential pins and side gears, output shafts and rear axle shafts for the automotive industry. The Company also purchased the common stock of the three related companies known as The Deco Group ("Deco"), and Turn-Matic, Inc. ("Turn-Matic") in March 1998, subsequent to the issuance of $125 million principal amount 9.875% Senior Subordinated Notes due 2008 (the "Notes"). Deco manufactures high-volume, precision machined engine and powertrain components and assemblies for the medium and heavy-duty truck and automotive industries, while Turn-Matic manufactured high-volume, precision machined engine components and assemblies for the automotive industry. In October 2000 Turn-Matic was closed and remaining business was consolidated into other Newcor operations.

     The MT&G, Deco and Turn-Matic acquisitions and the issuance of the Notes substantially increased the size of the Company and changed the character and scope of its business. In addition, these transactions substantially increased the Company's leverage, interest expense and cash requirements for debt service. The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness or to fund capital expenditures will depend on its future performance, which to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

REORGANIZATION

     On February 25, 2002 (the "Petition Date"), Newcor and its subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 02-10575 (MFW).

     The Debtors filed for relief under Chapter 11 to address liquidity issues resulting from the current economic downturn, which substantially and generally harmed the automotive supply and heavy truck industry. As a consequence of the Filing, all pending litigation against the Debtors is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to section 365 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code. A creditors' committee has been appointed as the official committee in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. Newcor expects that the appointed committee will play an important role in the Chapter 11 Cases and the negotiation of the terms of the Chapter 11 plan of reorganization. Newcor anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under a Chapter 11 plan of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file and seek confirmation of such a plan, there can be no assurance as to when the Debtors will file such a plan, or that such a plan will be confirmed by the Bankruptcy Court and consummated. As provided by the Bankruptcy Code, the Debtors have the exclusive right to propose a plan of reorganization within 120 days following the Petition Date and to solicit votes for such a plan for 180 days. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

     Newcor is unable to predict as of the date of the filing of this Annual Report on Form 10-K what the treatment of creditors and equity holders of the respective Debtors will be under any proposed plan of reorganization. The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and Newcor's shareholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. Pre-petition creditors may receive under a plan less than 100% of the face value of their claims, and the interests of Newcor's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Debtors or the interests of Newcor's equity security holders. Pursuant to the Bankruptcy Code, schedules will be filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 Cases. A date by which creditors must file proofs of claim against the Debtors has not yet been set. Accordingly, the ultimate number and allowed amount of such claims are not presently known.

     As of the date hereof, the Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors and certain other pre-petition claims including certain customer program and warranty claims. In addition, in connection with the Filing, the Debtors obtained approval from the Bankruptcy Court to use cash collateral and to borrow $1 million on an interim basis under a debtor-in-possession credit facility from Comerica Bank (the "DIP Financing"). The Debtors will be seeking Bankruptcy Court approval at a hearing presently scheduled for April 1, 2002 to borrow $3 million on a final basis under the DIP Financing. The Company believes, based on information presently available to it, that the cash available from its operations and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing, cash collateral order and cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (vi) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (v) the Company's ability to achieve profitability following such confirmation.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

     Financial information about operating segments is presented in Note 13 (Segment Reporting) of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. This segment information is supplemented by the additional financial information included under "Narrative Description of Business" below.

NARRATIVE DESCRIPTION OF BUSINESS

     The Company sells and markets its products into five market segments defined as automotive (54%), heavy-duty truck (23%), agricultural (10%), capital goods (10%), industrial and other (3%). The percentages following the market definitions reflect the portion of 2001 consolidated revenue sold into that respective market. The markets served by the Company are highly cyclical and are impacted by the general strength of the economy, by prevailing interest rates and by other factors outside the control of the Company. The markets for automotive, heavy-duty trucks, agricultural vehicles and capital goods, for which the Company supplies goods and services have all experienced both strength in recent years as well as significant downturns. Such downturns have materially adversely affected the revenues, profitability and cash flow of suppliers to these industries, including the Company, and there can be no assurance that one or all such industries will not experience similar downturns in the future. A cyclical decline in overall demand in any of the markets served by the Company would have a material adverse effect on the Company's financial condition, results of operations and debt service capability.

     The Company operates in industries that are highly competitive, though fragmented. If any customer becomes dissatisfied with the Company's prices, quality or timeliness of delivery, it could award future business or move existing business to a competitor. There can be no assurance that the Company's products will continue to compete successfully with the products of competitors, including original equipment manufacturers ("OEMs") themselves, many of which are significantly larger and have greater financial and other resources than the Company.

     Across all segments, sales in 2001 to Detroit Diesel Company, Ford Motor Company, American Axle & Manufacturing and Deere & Company were approximately 20%, 9%, 20% and 9%, respectively, of consolidated sales. Although the Company presently has ongoing supply relationships with each of these customers, there can be no assurance that sales to these customers will continue at the same levels or at all. Each of these customers has, and regularly exercises, substantial negotiating leverage over its suppliers, including the Company, and continuation of these relationships is dependent upon the customers' satisfaction with the price, quality and delivery of the Company's products and the Company's engineering capabilities and customer services. While management believes its relationships with its customers are mutually satisfactory, if any of these customers were to reduce substantially or discontinue its purchases from the Company, the financial condition and results of operations of the Company would be materially adversely affected. From time to time, suppliers to these large customers, including the Company, enter into agreements mandating periodic price reductions, which thereby, effectively require such suppliers to improve their efficiency and reduce costs in order to maintain profit margins, and the Company is presently a party to several such agreements.

  Precision Machined Products Segment

     During 2001, the Precision Machined Products segment accounted for 70% of consolidated total revenue. This segment consists of five operating units at December 31, 2001: Deco, Blackhawk Engineering, Rochester Gear, Newcor Technologies and MT&G.

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

     In 2001, approximately 54% of the Precision Machined Products segment revenue was comprised of sales to the automotive market (OEMs and Tier 1 suppliers) and 33% to the heavy-duty truck market. The remaining revenue was from sales to agricultural equipment manufacturers, primarily Deere & Company. Operating units in the Precision Machined Products segment have several competitors, both domestic and foreign. Orders are almost exclusively obtained through competitive bidding, based on quality, engineering capabilities, delivery and price. Substantially all of the segment's revenue comes from domestic sales through either the Company's sales staff or independent manufacturers' representatives. Engineering design changes and model year changes mandated for the OEM's in both the automotive and heavy-duty truck market occur routinely and require the Company to maintain competitive pricing with strong business relationships to ensure that future business is attained.

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

  Rubber and Plastic Segment

     During 2001, the Rubber and Plastic segment accounted for 20% of consolidated total revenue. This segment consisted of three operations at December 31, 2001: Deckerville, Walkerton and Plastronics. In 2001, approximately 83% of the Rubber and Plastic segment revenue came from sales to the automotive market (OEM's and Tier 1 suppliers). The remaining revenue resulted from a wide variety of markets, including health care, agricultural, appliance and others.

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

  Special Machines Segment

     During 2001, the Special Machines segment accounted for 10% of consolidated total revenue. This segment consists of one division, Newcor Bay City ("Bay City"). The Bay City division designs and assembles standard and special custom machines and systems to meet its customers' welding, assembly, forming, heat treating and testing process requirements.

     Approximately 73% of the Special Machines segment revenue came from sales to the automotive market (OEM's and Tier 1 suppliers) during 2001. The remaining revenue resulted from a variety of markets including appliance, consumer goods, aerospace and others. Competition for the Special Machines segment is from both domestic and foreign manufacturers. Most orders are obtained through a competitive bidding process with decisions based on machine design and performance, production and engineering capabilities, delivery, service and price. Repeat orders for a similar machine are sometimes single-sourced. The level of competition varies widely depending upon the industry in which the potential customer operates, the size of the order and technical complexity involved in fulfilling the specific order requirements. The Company attempts to differentiate itself by providing timely, innovative solutions to its customers' requirements.

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

     As of February 1, 2002, the Special Machines segment backlog was $4.5 million. Backlog at February 1, 2001, was $10.2 million. The backlog at February 1, 2002, is expected to be completed during the year ending December 31, 2002.

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

  Employees

     At January 31, 2002, the Company had approximately 1,300 employees. Approximately 23% of the Company's employees and contract workers at January 31, 2002, were represented by the United Auto Workers and the United Steelworkers of America. One collective bargaining agreement was renewed for a three-year contract in 2001 with the UAW. Two other collective bargaining agreements with the USWA unions will expire at various times in 2002 and 2004. In addition, most of the Company's customers employ workforces represented by the United Auto Workers and other unions, and many of these customers have experienced work stoppages at various times in the past. A dispute between the Company and its employees, or between any of its major customers and such customers' employees, could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that labor market conditions will not materially adversely affect one or more of the Company's businesses.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND SALES

     The Company does not have any foreign operations and, therefore, does not segregate its revenue by geographic area. Export sales, principally to Mexico and Canada, represented less than 10% of consolidated revenue in 2001, 2000 and 1999.

FORWARD-LOOKING STATEMENTS AND CAUTIONARY STATEMENTS UNDER THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report, including the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") sections, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "intend," "will," "expect," "anticipate," "plan," "management believes," "estimate," "continue" or "position" or the negatives of or other variations on those terms or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow are forward-looking statements. Readers are cautioned that reliance on any forward-looking statements involves risks and uncertainties and that, although the Company believes that the assumptions on which the forward-looking statements contained in this report are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements, based on those assumptions, also could be incorrect, and actual results may differ materially from any results indicated or suggested by those forward-looking statements. The uncertainties in this regard include, but are not limited to: the resolution of the Company's bankruptcy case described under "Reorganization" above, including its ability to continue to access funding for its operations; those discussed under "Reorganization" and "Environmental Compliance" in this section; Item 3 of this report and other cautionary statements contained elsewhere throughout the "Business Section" of this report; the cyclical nature of the industries served by the Company, all of which have encountered significant downturns in the past; the level of production by and demand from the Company's principal customers, upon which the Company is substantially dependent, including the three major domestic automobile manufacturers, American Axle & Manufacturing, Detroit Diesel Corporation and Deere & Company; whether, when and to what extent expected orders materialize; whether the Company will be able to successfully launch new programs; the impact on the Company of actions by its competitors, some of which are significantly larger and have greater financial and other resources than the Company; and developments with respect to contingencies, including environmental matters, litigation and retained liabilities from businesses previously sold by the Company. All forward-looking statements are expressly qualified by the cautionary statements set forth therein. In light of these and other uncertainties, the inclusion of a forward-looking statement in this report should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved. Except as required by law, the Company undertakes no obligation to update any forward looking statements.

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

     Below is a summary of the existing facilities:

LOCATION                    SQUARE FOOTAGE   TYPE OF INTEREST     DESCRIPTION OF USE/MANUFACTURING
--------                    --------------   ----------------     --------------------------------
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

ITEM 3. LEGAL PROCEEDINGS

     Various legal matters arising during the normal course of business are pending against the Company. Management does not expect that the ultimate liability, if any, of those matters will have a material adverse effect on future results of operations or financial condition of the Company.

     On February 25, 2002 (the "Petition Date"), Newcor and its subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 02-10575 (MFW).

     The Debtors filed for relief under Chapter 11 to address liquidity issues resulting from the current economic downturn, which substantially and generally harmed the automotive supply and heavy truck industry. As a consequence of the Filing, all pending litigation against the Debtors is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to section 365 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code. A creditors' committee has been appointed as the official committee in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. Newcor expects that the appointed committee will play an important role in the Chapter 11 Cases and the negotiation of the terms of the Chapter 11 plan of reorganization. Newcor anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under a Chapter 11 plan of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file and seek confirmation of such a plan, there can be no assurance as to when the Debtors will file such a plan, or that such a plan will be confirmed by the Bankruptcy Court and consummated. As provided by the Bankruptcy Code, the Debtors have the exclusive right to propose a plan of reorganization within 120 days following the Petition Date and to solicit votes for such a plan for 180 days. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

     Newcor is unable to predict as of the date of the filing of this Annual Report on Form 10-K what the treatment of creditors and equity holders of the respective Debtors will be under any proposed plan of reorganization. The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and Newcor's shareholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. Pre-petition creditors may receive under a plan less than 100% of the face value of their claims, and the interests of Newcor's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Debtors or the interests of Newcor's equity security holders. Pursuant to the Bankruptcy Code, schedules will be filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 Cases. A date by which creditors must file proofs of claim against the Debtors has not yet been set. Accordingly, the ultimate number and allowed amount of such claims are not presently known.

     As of the date hereof, the Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors and certain other pre-petition claims including certain customer program and warranty claims. In addition, in connection with the Filing, the Debtors obtained approval from the Bankruptcy Court to use cash collateral and to borrow $1 million on an interim basis under a debtor-in-possession credit facility from Comerica Bank (the "DIP Financing"). The Debtors will be seeking Bankruptcy Court approval at a hearing presently scheduled for April 1, 2002 to borrow $3 million on a final basis under the DIP Financing. The Company believes, based on information presently available to it, that the cash available from its operations and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing, cash collateral order and cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (vi) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (v) the Company's ability to achieve profitability following such confirmation.

     The Company believes this filing with the United States Bankruptcy Court will materially change the future consolidated financial statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     At March 22, 2001, there were approximately 2,200 holders of record of the Company's common stock.

     The principal market for trading Newcor shares is The American Stock Exchange ("AMEX"). Prior to May 7, 1999, the principal market for trading Newcor shares was The NASDAQ Stock Market. The closing price on December 31, 2001 was $0.37. As a result of the "Filing," trading of Newcor shares has been suspended on the AMEX. It is not feasible to ascertain the market nor the effect on the value of Newcor shares from and after the date of the Filing.

     Quarterly operating results and the quarterly price ranges on the AMEX during the last two years are as follows. The Company did not pay any dividends during the two years in the period ended December 31, 2001.

                                                         FOR THE YEAR ENDED DECEMBER 31, 2001
                                                -------------------------------------------------------
                                                                 QUARTER
                                                ------------------------------------------
                                                 FIRST     SECOND      THIRD       FOURTH     FULL YEAR
                                                 -----     ------      -----       ------     ---------
Sales.......................................    $45,797    $50,347    $ 41,682    $ 39,516    $177,342
Gross margin................................      3,753      5,454       2,836       2,829      14,872
Net loss....................................     (3,929)    (2,565)    (33,909)    (16,847)    (57,250)
Net loss per share..........................    $ (0.79)   $ (0.52)   $  (6.85)   $  (3.42)   $ (11.58)
Share prices:
  High......................................    $  1.75    $  1.85    $   1.89    $    .95
  Low.......................................        .70        .75         .65         .30

                                                          FOR THE YEAR ENDED DECEMBER 31, 2000
                                                  -----------------------------------------------------
                                                                  QUARTER
                                                  ----------------------------------------
                                                   FIRST     SECOND      THIRD     FOURTH     FULL YEAR
                                                   -----     ------      -----     ------     ---------
Sales.........................................    $69,179    $67,653    $55,025    $46,258    $238,115
Gross margin..................................     10,402     11,580      7,875      3,001      32,858
Net income (loss).............................       (117)       193       (792)    (5,866)     (6,582)
Net income (loss) per share...................    $ (0.02)   $  0.04    $ (0.16)   $ (1.19)   $  (1.33)
Share prices:
  High........................................    $  3.13    $  3.00    $  2.81    $  2.13
  Low.........................................       2.00       1.88       1.63       0.38

ITEM 6. SELECTED FINANCIAL DATA

     The following financial summary for the periods indicated has been derived from the consolidated financial statements of Newcor, Inc.

                                                                       TWO MONTH          YEARS ENDED
                                      YEARS ENDED DECEMBER 31,        PERIOD ENDED        OCTOBER 31,
                                  ---------------------------------   DECEMBER 31,    -------------------
                                    2001         2000        1999         1998          1998       1997
                                    ----         ----        ----     ------------      ----       ----
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS
Precision Machined Products:
  Sales.........................  $ 123,076    $170,297    $183,653     $27,434       $138,784    $60,471
  Segment operating income
     (loss).....................       (371)     10,110      14,350       3,276         15,042      6,157
Rubber and Plastic:
  Sales.........................     36,218      45,783      49,553       7,854         49,238     48,517
  Segment operating income
     (loss).....................       (141)      3,129       2,845          18          1,213      3,172
Special Machines:
  Sales.........................     18,048      22,035      25,277       1,607         18,198     21,860
  Segment operating income
     (loss).....................      1,000       3,067       2,404        (532)           549      2,005
Consolidated:
  Sales.........................    177,342     238,115     258,483      36,895        206,220    130,848
  Gross margin..................     14,872      32,858      39,774       6,210         33,965     23,765
  Interest expense..............     14,293      14,403      14,006       2,342         10,821      2,070
Net income (loss) (1)...........    (57,250)     (6,582)    (11,580)       (661)        (1,159)     3,890
  Net income (loss) per share --
     basic and diluted..........     (11.58)      (1.33)      (2.36)      (0.13)         (0.23)      0.79
  Dividends per share...........         --          --          --          --           0.05       0.19
FINANCIAL POSITION
Working capital (deficit).......  $(131,450)   $ 14,410    $ 15,903     $26,288       $ 26,834    $17,803
Current ratio...................        .22        1.37        1.33        1.88           1.81       1.83
Net property, plant and
  equipment.....................     44,670      54,609      58,777      53,866         53,837     28,119
       Total assets.............    129,753     189,312     204,531     205,649        210,329     90,748
       Total debt...............    140,591     137,255     135,933     140,533        141,467     33,100
Shareholders' equity
  (deficit).....................    (51,052)      6,808      13,056      24,660         25,321     27,280
Debt as percent of total
  capitalization................     157.0%       95.3%       91.2%       85.0%          84.8%      54.8%
OTHER FINANCIAL DATA
Shareholders' equity (deficit),
  per share.....................  $  (10.20)   $   1.38    $   2.67     $  5.02       $   5.14    $  5.53
Depreciation and amortization...     12,943      13,059      12,677       1,877          9,185      4,280
Earnings before interest, taxes,
  depreciation and
  amortization..................      3,842      17,487      14,218       3,181         18,425     12,583
Capital expenditures............      2,687       7,508      13,934       2,429          8,123      3,539
Weighted average shares
  outstanding...................      4,945       4,945       4,897       4,916          4,927      4,932

-------------------------
(1) Includes asset impairment charges of $28,800 in 2001 and $8,500 in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

REORGANIZATION

     On February 25, 2002 (the "Petition Date"), Newcor and its subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 02-10575 (MFW).

     The Debtors filed for relief under Chapter 11 to address liquidity issues resulting from the current economic downturn, which substantially and generally harmed the automotive supply and heavy truck industry. As a consequence of the Filing, all pending litigation against the Debtors is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to section 365 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code. A creditors' committee has been appointed as the official committee in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. Newcor expects that the appointed committee will play an important role in the Chapter 11 Cases and the negotiation of the terms of the Chapter 11 plan of reorganization. Newcor anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under a Chapter 11 plan of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file and seek confirmation of such a plan, there can be no assurance as to when the Debtors will file such a plan, or that such a plan will be confirmed by the Bankruptcy Court and consummated. As provided by the Bankruptcy Code, the Debtors have the exclusive right to propose a plan of reorganization within 120 days following the Petition Date and to solicit votes for such a plan for 180 days. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

     Newcor is unable to predict as of the date of the filing of this Annual Report on Form 10-K what the treatment of creditors and equity holders of the respective Debtors will be under any proposed plan of reorganization. The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and Newcor's shareholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. Pre-petition creditors may receive under a plan less than 100% of the face value of their claims, and the interests of Newcor's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Debtors or the interests of Newcor's equity security holders. Pursuant to the Bankruptcy Code, schedules will be filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 Cases. A date by which creditors must file proofs of claim against the Debtors has not yet been set. Accordingly, the ultimate number and allowed amount of such claims are not presently known.

     As of the date hereof, the Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors and certain other pre-petition claims including certain customer program and warranty claims. In addition, in connection with the Filing, the Debtors obtained approval from the Bankruptcy Court to use cash collateral and to borrow $1 million on an interim basis under a debtor-in-possession credit facility from Comerica Bank (the "DIP Financing"). The Debtors will be seeking Bankruptcy Court approval at a hearing presently scheduled for April 1, 2002 to borrow $3 million on a final basis under the DIP Financing. The Company believes, based on information presently available to it, that the cash available from its operations and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing, cash collateral order and cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (vi) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (v) the Company's ability to achieve profitability following such confirmation.

     The Company believes this filing with the United States Bankruptcy Court will materially change the future consolidated financial statements of the Company.

CRITICAL ACCOUNTING POLICIES

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates including those related to manufacturing inventories, warranty obligations, employee retirement benefit obligations and impairment of long-lived assets. The Company bases these estimates on historical trends and experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

     The Company purchased the business and substantially all of the assets of Machine Tool & Gear, Inc. ("MT&G") in December 1997. MT&G manufactures differential pins and side gears, output shafts and rear axle shafts for the automotive industry. The Company also purchased the common stock of the three related companies known as The Deco Group ("Deco"), and Turn-Matic, Inc. ("Turn-Matic") in March 1998, subsequent to the issuance of $125 million principal amount, 9.875% Senior Subordinated Notes due 2008 (the "Notes"). Deco manufactures high-volume, precision machined engine and powertrain components and assemblies for the medium and heavy-duty truck and automotive industries, while Turn-Matic manufactured high-volume, precision machined engine components and assemblies for the automotive industry. In October 2000 Turn-Matic was closed and remaining business was consolidated into other Newcor operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH 2000

     Consolidated sales in 2001 of $177.3 million represents a decrease of $60.8 million, or 25.5%, from 2000 sales of $238.1 million. Sales for the Precision Machined Products segment decreased $47.2 million, or 27.7%, to $123.1 million, sales for the Rubber and Plastic segment decreased $9.6 million, or 20.9%, to $36.2 million and sales for the Special Machines segment decreased $4.0 million, or 18.1%, to $18.0 million. The decrease in sales in 2001 compared to 2000 for the Precision Machined Products segment was primarily due to volume decreases in the automotive market of $10.7 million, or 12.6%, and lost business in the automotive market of $11.0 million. The heavy-duty truck market accounted for a reduction of $13.8 million, or 25.0% and the agricultural market declined by 40.0% in the amount of $11.8 million. The majority of the decline in the agricultural market relates to changes in material purchases arrangements to customer consignment from direct purchases from vendors. The decrease in sales for the Rubber and Plastic segment was due to decreased sales to automotive market customers as a result of a general market decline throughout the year. The sales decline in the Special Machines segment was due to softness in the capital goods markets.

     Consolidated gross margin decreased $18.0 million to $14.9 million in 2001 from $32.9 million in 2000. Consolidated gross margin percentage decreased to 8.4% in 2001 from 13.8% in 2000. The decrease in gross margin was primarily attributable to the decrease in automotive and heavy-duty truck market sales. Cost reductions implemented during the year partially offset the margin on the lower sales. The lost sales due to market conditions generally reflected a better profit margin than the remaining sales.

     Selling, general and administrative expenses ("SG&A") decreased to $18.4 million in 2001 from $20.0 million in 2000, a decline of 8.0%. Elimination of certain functions at the operating level, combining areas of responsibility and consolidating operations all contributed to lower SG&A in 2001 as compared to 2000. In May 2001, a corporate restructuring was implemented to further reduce corporate staffing.

     Management determined that the cost basis of certain unused machinery equipment was impaired on December 31, 2001, in the amount of $2,522 and established a valuation reserve for these assets. The impairment charge was considered with information obtained in market value appraisals of the equipment.

     In accordance with periodic long-lived asset impairment analysis, management determined that the cost in excess of assigned value of acquired companies (goodwill) at one of its operations in the Precision Machined Products segment was impaired, and recognized an impairment charge of $19,304 as of September 30, 2001. As a result of updating the impairment analysis at December 31, 2001, management determined that the goodwill at another operation in the Precision Machined Products segment and one operation in the Rubber and Plastics segment was also impaired to the extent of $6,931.

     Consolidated operating loss, before the impairment charges, decreased $14.8 million to ($7.4) million in 2001 from an operating income of $7.4 million in 2000, and consolidated operating margin decreased to (4.1%) of sales in 2001 from 3.1% of sales in 2000, excluding the impact of the non-cash impairment and other non-recurring charges of $28.8 million in 2001.

     Operating income for the Precision Machined Products segment decreased $10.5 million to an operating loss of $0.4 million in 2001 from operating income of $10.1 million in 2000. Operating margin was negligible for segment sales in 2001 and was 5.9 % of segment sales in 2000. The decrease in operating income was attributable to the factors delineated in the gross margin and SG&A discussions above.

     Operating income for the Rubber and Plastic segment decreased $3.3 million to $0.1 million in 2001 from $3.1 million in 2000. Operating margin was negligible for segment sales in 2001 and was 6.8% of segment sales in 2000. The decrease in operating income was primarily due to decreases in automotive market downturns throughout the year.

     Operating income for the Special Machines segment decreased $2.1 million to $1.0 million in 2001 from $3.1 million in 2000. Operating margin decreased to 5.5% of segment sales in 2001 from 13.9% of segment sales in fiscal 2000. The decrease in operating income and margin was primarily due to lower margin contracts.

     Interest expense was $14.3 million and $14.4 million in 2001 and 2000, respectively. Interest expense was comparable to prior year due to slightly higher borrowings on the line of credit offset by lower interest rates throughout the year.

     Income tax expense of approximately $5.1 million in 2001 represents previously recognized tax benefits relating to operating loss carryforwards that were reversed into income since realization of these tax benefits became less assured.

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

     For the year ended December 31, 1999, the Company recorded an impairment charge related to its long-lived assets, primarily goodwill, at its Turn-Matic location in the Precision Machined Products segment. The impairment charge was determined based upon estimates of Turn-Matic's discount future cash flows and resulted in a charge to earnings of $8.5 million. In October 2000, the Turn-Matic operation was closed and remaining business was consolidated into other Newcor operations. In the fourth quarter of 2000, the Company recorded a provision of $1.3 million to reflect the closing costs associated with Turn-Matic. Unutilized machinery and equipment was sold and proceeds were received in the first quarter of 2001.

     Interest expense was $14.4 million and $14.0 million in 2000 and 1999, respectively. The increase in interest expense was primarily due to higher line of credit borrowings throughout the year. The effective tax rate was 34% in 2000 and 11.0% in 1999. The low effective tax rate in 1999 was caused by the impairment charge not being immediately deductible for federal and state income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used by the operations for the year ended December 31, 2001, was approximately $2.0 million. The Company also used a net amount of $2.1 million for capital expenditures in that year. To finance these investment activities, the Company incurred net borrowings under its Bank Facility (see Footnote 7 to the Financial Statements) of $3.7 million and used approximately $600,000 of cash on hand during the year ended December 31, 2001.

     On February 25, 2002 (the "Petition Date"), Newcor and its subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 02-10575 (MFW).

     As of the date hereof, the Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors and certain other pre-petition claims including certain customer program and warranty claims. In addition, in connection with the Filing, the Debtors obtained approval from the Bankruptcy Court to use cash collateral and to borrow $1 million on an interim basis under a debtor-in-possession credit facility from Comerica Bank (the "DIP Financing"). The Debtors will be seeking Bankruptcy Court approval at a hearing presently scheduled for April 1, 2002 to borrow $3 million on a final basis under the DIP Financing. The Company believes, based on information presently available to it, that the cash available from its operations and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing, cash collateral order and cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (vi) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (v) the Company's ability to achieve profitability following such confirmation.

     Prior to the Filing, on December 19, 2001, the Company, in connection with its Bank Facility with Comerica Bank, had entered into a Forbearance Agreement in which certain restrictive covenants were agreed to by Comerica Bank and the Company. These covenants included a limit on the revolving credit loan beginning at $10.0 million as of December 19, 2001, and increasing to $13.5 million on February 15, 2002. In addition, the Agreement required certain appraisals be completed prior to March 1, 2002, as well as a definitive agreement with the Company's debenture holders be in place as of March 1, 2002.

     As of February 25, 2002, the filing date, the Company had $21.1 million of secured debt with Comerica Bank. The secured debt included $12.5 million on the Revolving Credit Loan, $2.5 million on a term loan and $6.1 million under a certain industrial revenue bond obligation related to one of the Company's facilities. These bonds are secured under a Repurchase Agreement obligating Comerica Bank upon an event of default to repurchase the bonds.

     The Company failed to make the required interest payment, due September 4, 2001 and on March 1, 2002, on the Notes in the amount of approximately $12.2 million. As such, the Company caused an Event of Default as defined in the Indenture. On February 25, 2002, the Company filed for bankruptcy protection under Chapter 11 of the bankruptcy law. The Company is currently engaged in discussions with Noteholders and their legal representatives to restructure the Company's indebtedness. As such, all of the Company's Notes have been classified as a current obligation on the balance sheet at December 31, 2001. In addition, the default on the Notes also caused a default on the Bank Facility, and as such, the total indebtedness under the Bank Facility has been classified as current.

     The Company's ability to make the scheduled principal payments, or to pay the interest, or to refinance the indebtedness, including the Notes, or to fund planned capital expenditures will depend on the outcome of its bankruptcy proceeding and its future performance, which to a certain extent is subject to general economic, financial, competitive, legislative regulatory and other factors that are beyond its control. In addition, a plan of reorganization related to the Filing has not yet been filed with the Court, nor has a definitive agreement been entered into with the holders of the Notes, whose claims will be a significant factor in the plan of reorganization. The results of the reorganization and the future cash flows and the ability to raise funds cannot be determined until such plan of reorganization is confirmed and the Company concludes the Chapter 11 bankruptcy process. The Company believes this filing with the United States Bankruptcy Court will materially change the future consolidated financial statements of the Company.

     As a result of the use of cash collateral and the DIP Financing on February 28, 2002 certain changes in the schedule of payments are required by the Company which were not in effect at December 31, 2001. The effect of the Filing and subsequent plan of reorganization to be filed with the Court, as it relates to the payment requirements scheduled, cannot be ascertained at this time. The table below reflects contractual commitments in the cash collateral order and the DIP Financing as of February 28, 2002:

                                                            DUE IN THE YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------
                                                  2002       2003      2004      2005      2006     LATER
                                                  ----       ----      ----      ----      ----     -----
                                                                (IN THOUSANDS OF DOLLARS)
Revolving Credit Line...........    $ 12,500    $ 12,500
Term Loan.......................       2,500         250    $1,200    $1,050
Industrial Revenue Bonds........       6,100       6,100
Operating Leases................      19,800       5,600     5,800     5,000    $2,000    $1,200    $  200
Capitalized Leases..............       3,000         300       300       300       300       300     1,500
Subordinated Debentures.........     123,000     123,000
                                    --------    --------    ------    ------    ------    ------    ------
       Totals...................    $166,900    $147,750    $7,300    $6,350    $2,300    $1,500    $1,700
                                    ========    ========    ======    ======    ======    ======    ======

     In 2001, $5.1 million of previously recognized tax benefits relating to operating loss carryforwards were reversed into income since realization of these tax benefits became less assured. The Filing and the related tax effect of the restructuring of the Company's debt obligations may have a negative effect on the tax carrying value of certain assets. No assurance can be made as to the actual tax basis of such assets and the related effect on the Company's effective tax rate until a plan of reorganization is confirmed by the Creditors and approved by the Court.

     No dividends were declared or paid during 2001 and 2000.

RECENT PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes FASB Statement No. 121; Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This standard applies to long-lived assets other than goodwill. It describes a probability-weighted cash flow estimation approach to deal with recover of the carrying amount of long-lived assets, such as property, plant and equipment. The provision of this Statement are effective for the financial statements issued for fiscal years beginning after December 15, 2001, and interim periods with those fiscal years, with early application encouraged. The Company has not determined the impact, if any, that this Statement will have on its consolidated financial position or results of operations.

     Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" were approved by the FASB effective June 30, 2001. SFAS No. 141 eliminates the pooling-of-interest method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting of goodwill from an amortization approach to a non-amortization (impairment) approach where goodwill is evaluated for impairment based on a comparison of the fair value of each reporting unit to the carrying value. The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement by calendar year companies on January 1, 2002. The Company is currently studying the impact of the Statements on its financial position, results of operations and cash flows.

RECENT DEVELOPMENTS

     On February 25, 2002 (the "Petition Date"), Newcor and its subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 02-10575 (MFW).

     The Debtors filed for relief under Chapter 11 to address liquidity issues resulting from the current economic downturn, which substantially and generally harmed the automotive supply and heavy truck industry. As a consequence of the Filing, all pending litigation against the Debtors is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to section 365 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code. A creditors' committee has been appointed as the official committee in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. Newcor expects that the appointed committee will play an important role in the Chapter 11 Cases and the negotiation of the terms of the Chapter 11 plan of reorganization. Newcor anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under a Chapter 11 plan of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file and seek confirmation of such a plan, there can be no assurance as to when the Debtors will file such a plan, or that such a plan will be confirmed by the Bankruptcy Court and consummated. As provided by the Bankruptcy Code, the Debtors have the exclusive right to propose a plan of reorganization within 120 days following the Petition Date and to solicit votes for such a plan for 180 days. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

     Newcor is unable to predict as of the date of the filing of this Annual Report on Form 10-K what the treatment of creditors and equity holders of the respective Debtors will be under any proposed plan of reorganization. The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and Newcor's shareholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. Pre-petition creditors may receive under a plan less than 100% of the face value of their claims, and the interests of Newcor's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Debtors or the interests of Newcor's equity security holders. Pursuant to the Bankruptcy Code, schedules will be filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 Cases. A date by which creditors must file proofs of claim against the Debtors has not yet been set. Accordingly, the ultimate number and allowed amount of such claims are not presently known.

     As of the date hereof, the Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors and certain other pre-petition claims including certain customer program and warranty claims. In addition, in connection with the Filing, the Debtors obtained approval from the Bankruptcy Court to use cash collateral and to borrow $1 million on an interim basis under a debtor-in-possession credit facility from Comerica Bank (the "DIP Financing"). The Debtors will be seeking Bankruptcy Court approval at a hearing presently scheduled for April 1, 2002 to borrow $3 million on a final basis under the DIP Financing. The Company believes, based on information presently available to it, that the cash available from its operations and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing, cash collateral order and cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (vi) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (v) the Company's ability to achieve profitability following such confirmation.

     The Company believes this filing with the United States Bankruptcy Court will materially change the future consolidated financial statements of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management believes that the Company is not subject to market risk exposures arising from derivative financial and derivative commodity instruments as defined by Item 305 of Regulation S-K. The Company's principal market risk exposure is interest rate risk. The Company has elected not to hedge interest rate risk on its debt obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained in pages F-1 through F-28 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

SHARE OWNERSHIP AND OTHER INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS

     The table that follows provides biographical information and information about the beneficial ownership of Newcor common stock as of March 25, 2002, for each member of the Board and each current Newcor executive officer who is not also a director, in each case based on data he or she has provided. It also provides ownership information for all directors and current executive officers as a group.

     On July 23, 2001, Jerry D. Campbell, Shirley E. Gofrank, William A. Lawson, James D. Cirar, Jack R. Lousma and Richard A. Smith resigned as directors of Newcor. Also on July 23, 2001, the Board of Directors fixed the size of Newcor's Board of Directors at six and elected Jerry Fishman, Norman H. Perlmutter and Frederic Remington to fill the vacancies on the Board of Directors. David A. Segal, Barry P. Borodkin and James J. Connor remain as members of Newcor's Board of Directors. Messrs. Fishman, Perlmutter, Remington, Borodkin and Segal are also directors of EXX INC.

     For purposes of this table, if no starting date for an employment position shown for an individual is given, he or she has held that position for at least five years. The director positions listed are current positions only. Additional information concerning items in the table is provided after the table.

                      DIRECTORS WHOSE TERMS EXPIRE IN 2002

                                                                SHARES OWNED    PERCENTAGE
                                                                ------------    ----------
BARRY P. BORODKIN (age 63; director since 2001).............         1,000         0.02%
  President of BP Associates, a financial consulting firm
DAVID A. SEGAL (age 62; director since 2001)................     1,546,794(1)     31.25%
  Chairman and Co-CEO of Newcor and Chairman, CEO and CFO of
  EXX INC, a holding company engaged in the manufacture and
  sale of electric motors, telecommunications equipment and
  toys.

                      DIRECTORS WHOSE TERMS EXPIRE IN 2003

                                                                SHARES OWNED    PERCENTAGE
                                                                ------------    ----------
JERRY S. FISHMAN (age 54; director since 2001)..............         0            0.00%
  President of Fishman Supply Co., a construction material
  and building maintenance supplies for more than 5 years.
  Effective January 1, 1998, became a director and vice
  president of Fishman Organization, Inc., a sales and
  marketing group representing manufacturers in
  international sales of consumer products.
FREDERICK REMINGTON (age 72; director since 2001)...........         0            0.00%
  Chairman of the Board for more than the last 5 years and
  previously was Vice President of the Peerless Tube Co., a
  manufacturer of aerosol cans and collapsible metal tubes.

-------------------------
(1) Includes 1,546,794 shares held of record by EXX INC, of which David A. Segal is controlling shareholder of EXX and serves as Chairman of the Board and Chief Executive Officer. Mr. Segal disclaims all such beneficial ownership to such shares owned by EXX. EXX and David A. Segal may be deemed to have shared voting and dispositive power with respect to 1,545,794 shares.

                      DIRECTORS WHOSE TERMS EXPIRE IN 2004

                                                                SHARES OWNED    PERCENTAGE
                                                                ------------    ----------
JAMES J. CONNOR (age 50; director since 2000)...............       7,300          0.15%
  President and CEO of Newcor from August 2000 to September
  2001; Co-CEO since September 2001. Vice President of
  Finance, Treasurer and CFO since April 1999. From 1997 to
  1999, he was CFO of Rockwell Medical Technologies, Inc., a
  manufacturer and distributor of dialysis solutions and
  chemical powders for the renal dialysis markets.
NORMAN H. PERLMUTTER (Age 61, director since 2001)..........           0          0.00%
  CPA in private practice. Prior to January 1, 1999,
  Executive Vice President for Keystone Recovery Service, a
  Division of Savit Enterprises, Inc., a commercial
  collection agency.

                         NON-DIRECTOR EXECUTIVE OFFICER

                                                                SHARES OWNED    PERCENTAGE
                                                                ------------    ----------
THOMAS D. PARKER (age 55)...................................        15,507         0.31%
  Vice President of Human Resources and Secretary
ALL DIRECTORS AND CURRENT EXECUTIVE OFFICERS AS A GROUP (7
  persons)..................................................     1,570,601        31.62%

     The shares reported in the table above include shares that may be acquired under stock options that are exercisable currently or within 60 days, after March 31, 2002, as follows: Barry Borodkin, 1,000; James Connor, 2,500; David Segal, 1,000; Thomas Parker, 13,617; and all directors and current executive officers as a group, 18,117. For purposes of calculating the group percentage, all optioned shares are treated as outstanding. For purposes of calculating individual percentages, only the shares optioned to the named individual are treated as outstanding.

     The shares reported do not include shares, as in prior years, being held in the Newcor stock fund of the Newcor Savings Plan (a 401(k) plan). These individuals have sole dispositive power over vested unit values of this fund, but no dispositive power or voting power over underlying shares.

     Except as noted above, each person named in the table has the sole power to vote and dispose of all shares shown for him or her.

ITEM 11. EXECUTIVE COMPENSATION

     The table that follows provides summary information for the periods indicated of each executive officer who served as such during fiscal 2001 and whose salary and bonus for the year exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                                 COMPENSATION
                                                  ANNUAL COMPENSATION               AWARDS
                                          -----------------------------------     SECURITIES
                                                                    OTHER         UNDERLYING
          NAME AND              FISCAL                           ANNUAL STOCK      ALL OTHER
     PRINCIPAL POSITION          YEAR      SALARY      BONUS     COMPENSATION       OPTIONS       COMPENSATION
     ------------------         ------     ------      -----     ------------    ------------     ------------
J. J. Connor................     2001     $250,000          0         0               0 shares       $3,721
President & Co-CEO,              2000     $174,740    $50,000         0          10,000 shares       $4,345
Vice President Finance,          1999     $118,120          0         0               0 shares       $1,108
Treasurer & CFO
T. D. Parker................     2001     $114,000          0         0               0 shares       $1,654
Vice President Human             2000     $111,840          0         0               0 shares       $3,481
Resources & Secretary            1999     $107,000          0         0               0 shares       $2,972
D. A. Segal.................     2001     $166,667          0         0               0 shares            0

     Salary and Bonus. The "Salary" and "Bonus" columns in the table above include, where applicable, amounts deferred into the Newcor Savings Plan at a named executive's election.

     Other Annual Compensation. For each named executive in each fiscal year, the incremental cost to Newcor of providing perquisites or other non-cash benefits to him did not exceed 10.0% of the executive's aggregate salary and bonus for the year. Consequently, as permitted by SEC rules, no information concerning perquisites or other non-cash benefits is provided in the "Other Annual Compensation" column of the table.

     Securities Underlying Stock Options. The shares reported in the "Securities Underlying Stock Options" column of the table all relate to shares of Newcor common stock underlying options granted to the named executive under the Discretionary Program of the Employee Incentive Stock Plan.

     Under the terms of this plan, option grants generally become exercisable in 25.0% increments on each of the first through fourth anniversaries of the date they were granted, and options that are not exercisable when a grantee leaves employment are forfeited.

     All Other Compensation. All amounts reported in this column represent the dollar value of matching contributions made by Newcor for the accounts of named executives under the Newcor Savings Plan.

ITEM 402(F) -- DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

     The Newcor, Inc. Retirement Plan provides vested participants a monthly retirement benefit equal to years of credited service times 1.1% of the participant's average monthly salary and bonus for the highest consecutive 60-month period preceding retirement or other employment termination, subject to a limit imposed under the Internal Revenue Code upon the maximum annual compensation amount that may be taken into account for purposes of calculating benefits and to another Code limit upon the maximum annual pension amount that may be paid. Currently, the maximum annual compensation amount limit under the Code is $200,000, subject to future adjustment in $10,000 increments as and when justified by increases in the cost-of-living, and the Code limit on the maximum annual pension amount that may be paid is $160,000 per year, also subject to adjustment for future cost-of-living increases.

     The plan covers all corporate office salaried employees of Newcor. Participants are vested after five years of employment. The estimated credited years of service for participating executives named in the Summary

Compensation Table are, respectively, as follows: Mr. Connor, two years; Mr. Parker, eighteen years; Mr. Segal, no years.

     The table that follows shows the estimated annual benefits (which are not subject to deduction for Social Security benefits or other amounts) payable under the plan upon retirement at age 63 to persons in the compensation and years of service classifications indicated, with benefits computed on the basis of straight life annuities and without taking into account the Internal Revenue Code compensation limits discussed above. The current Code currently limits the benefits payable under the plan for average annual compensation above $200,000 would be the same as in the $200,000 row of the table, rather than as presented in the table, except to the extent that a higher benefit amount may be required to preserve the benefit accrued for a given participant at December 31, 1993, and except to the extent that higher benefits become permissible in the future due to cost-of-living adjustments.

                                                               RETIREMENT PLAN TABLE
                             ------------------------------------------------------------------------------------------
         AVERAGE                                                  YEARS OF SERVICE
         ANNUAL              ------------------------------------------------------------------------------------------
      COMPENSATION             10           15            20            25            30            35            40
      ------------           -------      -------      --------      --------      --------      --------      --------
  $100,000...............    $11,000      $16,500      $ 22,000      $ 27,500      $ 33,000      $ 38,500      $ 44,000
  $125,000...............    $13,750      $20,625      $ 27,500      $ 34,375      $ 41,250      $ 48,125      $ 55,000
  $150,000...............    $16,500      $24,750      $ 33,000      $ 41,250      $ 49,500      $ 57,750      $ 66,000
  $175,000...............    $19,250      $28,875      $ 38,500      $ 48,125      $ 57,750      $ 67,375      $ 77,000
  $200,000...............    $22,000      $33,000      $ 44,000      $ 55,000      $ 66,000      $ 77,000      $ 88,000
  $225,000...............    $24,750      $37,125      $ 49,500      $ 61,875      $ 74,250      $ 86,625      $ 99,000
  $250,000...............    $27,500      $41,250      $ 55,000      $ 68,750      $ 82,500      $ 96,250      $110,000
  $300,000...............    $33,000      $49,500      $ 66,000      $ 82,500      $ 99,000      $115,500      $132,000
  $350,000...............    $38,500      $57,750      $ 77,000      $ 96,250      $115,500      $134,750      $154,000
  $400,000...............    $44,000      $66,000      $ 88,000      $110,000      $132,000      $154,000      $176,000
  $450,000...............    $49,500      $74,250      $ 99,000      $123,750      $148,500      $173,250      $198,000
  $500,000...............    $55,000      $82,500      $110,000      $137,500      $165,000      $192,500      $220,000

COMPENSATION OF DIRECTORS

     Prior to July 23, 2001, Newcor paid a quarterly retainer of $7,125 to its Chairman and non-employee directors, other than the Chairman, were paid quarterly retainers of $3,800, in each case reduced by the cost of any medical/dental benefits provided to the director by Newcor. Non-employee directors also received a fee of $750 for each Board meeting attended and a fee of $700 for each committee meeting attended. Committee chairmen were paid an annual fee as follows: Executive Committee (Mr. Lawson), none; Finance Committee (Mr. Campbell), $850; Compensation/Stock Option Committee (Mr. Smith), $1,000; Audit Committee (Mr. Lousma), $700. Directors were also reimbursed for travel and other expenses relating to their attendance at board and committee meetings.

     Effective on July 23, 2001, Newcor, concurrent with its designation of a majority of the Company's directors, revised its compensation plan to directors. No retainer is currently paid and Committee Chairmen serve for no additional fee. Directors are paid a meeting fee of $1,500 for each board meeting attended in person and $500 for each board meeting attended via telephone. They are paid $300 for all committee meetings attended. Each director is guaranteed a minimum of $10,000 of meeting fees for each calendar year. The directors continue to be reimbursed for all travel and incidental expenses incurred relative to attending directors' meetings.

     In addition, under Newcor's 1996 Non-Employee Directors Stock Option Plan (and subject to the share limits set forth in the plan), at the adjournment of each organizational meeting of the Board following an annual meeting, each person then serving as a non-employee director automatically is granted a nonqualified stock option covering 1,000 shares of Newcor common stock at a per share exercise price equal to a share's grant date Fair Market Value (as defined in the plan). Each option grant has a maximum term of 10 years, is exercisable only for cash and normally becomes exercisable in 25.0% increments on the first through fourth anniversaries of grant. However, a change in control (as defined in the plan) automatically would accelerate exercisability of all options then outstanding. Options exercisable at the time a grantee leaves the Board would continue to be exercisable for one year or, if earlier, until the tenth anniversary of grant. Options not exercisable at that time would expire.

     Newcor also maintains a plan that provides retirement benefits to a non-employee director who serves on the Board for at least 10 years and who then retires from Board service on or after age 65 or dies while still actively serving as a director. Currently, the plan contemplates quarterly payments equal to 70.0% of the maximum quarterly retainer paid to active directors.

ITEM 402(H) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
            CHANGE-IN-CONTROL ARRANGEMENTS

     Connor Agreements. In connection with his engagement as Newcor's President and Co-CEO, James J. Connor and Newcor have entered into an employment agreement. Under this agreement, Mr. Connor was initially entitled to a salary at the rate of $200,000, which became $250,000 per year effective January 1, 2001. Additional increases in base salary are subject to an annual review by the Board. He is also entitled, under the agreement, to the use of an automobile provided at Newcor's expense (except for a $50 per month personal use charge), to participate in employee benefit plans on the terms generally applicable to executive officers and to eligibility for an incentive bonus (if earned) of up to 100.0% of his salary, based on performance criteria developed by the Compensation/Stock Option Committee. The agreement also included a grant of a nonqualified stock option on 10,000 shares of Newcor common stock under the 1996 Employee Incentive Stock Plan.

     Under the agreement, both Newcor and Mr. Connor have the right, unilaterally, to terminate his employment upon 30 days prior written notice to the other party, and his employment would terminate immediately if he becomes permanently disabled or dies. If Newcor terminates Mr. Connor's employment not for Cause (as defined in the agreement), he would be entitled to the continuation of his salary and benefits referred to above for one year after his termination, to the continued use of his automobile for as long as one year and to any bonus earned through his termination date. If his employment terminates due to permanent disability, he would be entitled to substantially similar benefits, reduced by any payments made under Newcor's long-term disability policy. If his employment ends for any other reason, Newcor's obligations to him under the agreement would extend only to his termination date.

     This agreement prohibits Mr. Connor from making any attempt to induce or encourage any employee of Newcor or an affiliate to leave for employment with a competitor of Newcor until two years after his employment terminates, and it imposes confidentiality obligations on him for the same time period. It also provides that any intellectual property developed or invented by him during his employment will be Newcor's sole and exclusive property. In addition, Mr. Connor has promised in the agreement that if his employment terminates and he then is still a Newcor director he will resign from the Board, if it so requests.

     This agreement is terminated either voluntarily or involuntarily due to a "Change in Control" as in the rules of the Securities and Exchange Commission and no payments shall be paid under this agreement as a result thereof, Mr. Connor shall be entitled to payments agreed to in a separate letter agreement regarding "Change in Control" dated August 9, 2000.

     James J. Connor has another agreement with Newcor providing for payments to him in some cases if he or Newcor terminates his employment within eighteen months after a "Change in Control" (as defined in the agreement). Under the agreement, the maximum cash amount that would be payable, if his employment terminated after a change in control, is 2.0 times the sum of his annual base salary in effect on the termination date (or, if higher, immediately preceding the change in control) plus his average annual bonus for the three full fiscal years immediately preceding the termination date or change in control. The agreement also provides for continuance of health, life and similar insurance coverage for specified time periods following employment termination after a change in control.

     In addition, the agreement provides that upon the occurrence of a change in control, all of Mr. Connor's then outstanding, but unexercisable options to acquire Newcor common stock, will become immediately exercisable in full, and that each option held by him would continue to be exercisable for six months following any termination of his employment within eighteen months after a change in control or such shorter period as the option would have been exercisable, if his employment had not terminated.

     Parker "Change in Control" Agreement. Thomas D. Parker has an agreement with Newcor providing for payments to him in some cases if he or Newcor terminates his employment within eighteen months after a "Change in Control" (as defined in the agreement). Under the agreement, the maximum cash amount that would be payable if his employment terminated after a change in control is 1.5 times the sum of his annual base salary in effect on the termination date (or, if higher, immediately preceding the change in control), plus his average annual bonus for the three full fiscal years immediately preceding the termination date or change in control. The agreement also provides for continuance of health, life and similar insurance coverage for specified time periods following employment termination after a change in control and, under some circumstances, for outplacement services.

     In addition, the agreement provides that upon the occurrence of a change in control, all of Mr. Parker's then outstanding, but unexercisable options to acquire Newcor common stock, will become immediately exercisable in full, and that each option held by him would continue to be exercisable for six months following any termination of his employment within eighteen months after a change in control or such shorter period as the option would have been exercisable, if his employment had not terminated.

     Segal Agreement. In connection with his engagement as Newcor's Chairman and Co-CEO, David A. Segal and Newcor have entered into an employment agreement effective September 3, 2001. Under this agreement, Mr. Segal is entitled to an initial salary at the rate of $500,000 per year. His base salary may be adjusted upward at the sole discretion of the Board of Directors, but in any event shall be increased annually by a percentage equal to the increase of the Consumer Price Index, all commodities, as reported by the Department of Labor. Mr. Segal is also entitled to a bonus under the agreement, which, at a minimum, shall provide a bonus of 5.0% of the Company's pretax profit in each fiscal year, except that in the first year subsequent to the year 2001 that the Company is profitable, Mr. Segal's minimum bonus shall be $100,000. In addition, Mr. Segal shall also be entitled to participate in any employee benefit plan maintained by the Company for its employees. The term of the agreement is ten years.

     Under the agreement, both Newcor and Mr. Segal have the right, under specific conditions, to terminate his employment before expiration of the stated term upon proper notice. If Newcor terminates Mr. Segal for Cause (as defined in the agreement), Mr. Segal shall have no right to receive any compensation or benefit hereunder on or after the effective date of such termination. If Newcor terminates Mr. Segal Without Cause (as defined in the agreement), the Company shall pay Mr. Segal an amount equal to ten times his base salary, plus an additional amount equal to the greater of (1) three times the bonus paid for the previous year or (2) the average of the bonus for each of the three years immediately preceding the date of the termination. Should Mr. Segal die during the term of the agreement, the Company shall pay to his beneficiary an amount equal to the lesser of ten times the base salary or the base salary through the balance of the term of the agreement, plus an additional amount equal to the greater of (1) three times his bonus for the previous year or (2) the average of his bonus for each of the three years immediately preceding the date of such termination.

     This agreement prohibits Mr. Segal from divulging, communicating, publishing or otherwise disclosing any of the Company's systems, designs, procedures, pricing and market strategies, concepts, technical information, trade secrets, know-how, customer lists, customer contacts, customer prospects, fee schedules, business and financial records and such other information regarded by the Company as confidential and of a proprietary nature.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     Messrs. Jerry Campbell, James Cirar, Jack Lousma and Richard Smith comprised the Compensation Committee until July 23, 2001. Until the July 23, 2001, the Compensation Committee is comprised of Messrs. Barry Borodkin and Frederic Remington. Mr. Smith had been an officer and employee of Newcor prior to his retirement from Newcor in March 1995. No other member of the committee has been an officer or employee of Newcor or any affiliate, however, Messrs. Borodkin and Remington are directors of EXX INC, which may be deemed to be an affiliate of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below identifies each person known to Newcor that is, or may be, a beneficial owner (within the meaning of SEC Rule 13d-3) of more than 5.0% of Newcor's outstanding common stock, as of March 22, 2002. Percentages are as of March 31, 2002. Additional information concerning the table is provided after the table.

EXX INC. ............................................    1,545,794 shares    31.23%
  1350 East Flamingo Road
  Suite 689
  Las Vegas, Nevada 89119
David A. Segal.......................................    1,545,794 shares    31.23%
  1350 East Flamingo Road
  Suite 689
  Las Vegas, Nevada 89119
Dimensional Fund Advisors Inc. ......................      420,817 shares     8.50%
  1299 Ocean Avenue
  Santa Monica, California 90401

     The information about EXX INC and David A. Segal is based on their Schedule 13D, as amended through July 23, 2001. Holdings reported in that schedule are as of July 23, 2001. According to the schedule, EXX may be deemed to be the beneficial owner of 1,545,794 shares. David A. Segal, the controlling shareholder of EXX, may be deemed to share indirect beneficial ownership of the shares reported by EXX. David A. Segal disclaims all such beneficial ownership to such shares owned by EXX. EXX and David A. Segal may be deemed to have shared voting and dispositive power with respect to 1,545,794 shares.

     The information about Dimensional Fund Advisors Inc. is based on its
Schedule 13G, as amended through a filing submitted on January 30, 2002. Holdings reported in that schedule are as of December 31, 2001. According to the schedule, Dimensional is a registered investment adviser and an investment manager, the shares reported for it are held in portfolios of mutual funds and other investment vehicles it advises or manages, and it has sole voting and dispositive power over all of those shares in those capacities. It has disclaimed beneficial ownership of any of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company filed a Current Report on Form 8-K on July 23, 2001, amending its Rights Agreement, dated January 12, 2000, to increase the percentage ownership of EXX INC and David A. Segal, together with their affiliates and associates, in Newcor necessary to trigger the distribution of rights under Newcor's rights plan.

     On July 23, 2001, Jerry D. Campbell, Shirley E. Gofrank, William A. Lawson, James D. Cirar, Jack R. Lousma and Richard A. Smith resigned as directors of Newcor. Also on July 23, 2001, the Board of Directors fixed the size of Newcor's Board of Directors at six and elected Jerry Fishman, Norman H. Perlmutter and Frederic Remington to fill the vacancies on the Board of Directors. David A. Segal, Barry P. Borodkin and James J. Connor remain as members of Newcor's Board of Directors. Messrs. Fishman, Perlmutter, Remington, Borodkin and Segal are also directors of EXX INC.

     On July 23, 2001, each of Jerry D. Campbell, Shirley E. Gofrank, William A. Lawson, James D. Cirar and Richard A. Smith entered into Stock Purchase Agreements with EXX INC to sell all of their shares in Newcor to EXX INC for a purchase price of $2.00 per share. The resultant transactions qualified as a "Change in Control," as defined in regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

            The consolidated Financial Statements and Notes are contained herein on pages F-1 - F-28.

         2.Financial Statement Schedules

           None required.

         3.Exhibits (File number for all documents incorporated by reference is Commission File Number 1-5985, except as otherwise indicated below)

 3(a)    Restated Certificate of Incorporation dated July 25, 1990.
         Incorporated herein by reference from Exhibit 3(a) to report on Form 10-K for the fiscal year ended October 31, 1990.
 3(b) Amended and Restated By Laws of the Registrant effective as of December 17, 1999. Incorporated herein by reference from
         Exhibit 3(c) to current report on Form 8-K filed on January
         3, 2000.
 4(a) Indenture dated as of March 4, 1998 between the Company, the subsidiary guarantors (as defined therein), and First Trust
         National Association as trustee, relating to the Notes
         (including forms of Notes). Incorporated herein by reference from Exhibit 4(a) to current report on Form 8-K filed on March 13, 1998.
 4(b)    Event of Default relating to Newcor's Series A and Series B
         9 7/8% Senior Subordinated Notes Due 2008 because of failure to pay interest on the Notes for 30 days, dated October 5, 2001. Incorporated herein by reference from Exhibit 99(a) to current reported on Form 8-K filed October 5, 2001. Total arrearage on the Notes, excluding the Notes held by the Company, was $6.2 million as of November 14, 2001
 4(c)    A/B Exchange Registration Rights Agreement dated as of March
         4, 1998 between the Company, the subsidiary guarantors (as defined therein), and the initial purchasers of the Notes.
         Incorporated herein by reference from Exhibit 4(b) to current report on Form 8-K filed on March 13, 1998.
 4(d)    Form of 9 7/8% Series B Senior Subordinated Notes due 2008.
         Incorporated herein by reference from Exhibit 4.1.3 to Registration Statement on Form S-4 filed on April 30, 1998
         (Commission File Number 333-51415).
 4(e)    Rights Agreement, dated as of January 12, 2000, between
         Newcor, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. Incorporated herein by reference from
         Exhibit 4(h) to current report on Form 8-K filed on January
         13, 2000.
 4(f)    First Amendment to the Rights Agreement, dated as of January
         12, 2000, between Newcor, Inc. and ChaseMellon Shareholders
         Services, L.L.C., as Rights Agent. Incorporated herein by reference from Exhibit 99(b) to report on Form 8-K filed on August 4, 2000.
 4(g) Second Amendment to the Rights Agreement, dated as of January 12, 2000, between Newcor, Inc. and ChaseMellon
         Shareholders Services, L.L.C., as Rights Agent. Incorporated herein by reference from Exhibit 99(c) to report on Form 8-K filed on August 4, 2000.
 4(h)    Third Amendment to the Rights Agreement, dated as of January
         12, 2000, between Newcor, Inc. and ChaseMellon Shareholders
         Services, L.L.C., as Rights Agent. Incorporated herein by reference from Exhibit 99(a) to report on Form 8-K filed on February 27, 2001.
 4(i)    Fourth Amendment to the Rights Agreement, dated as of July
         31, 2001, between Newcor, Inc. and ChaseMellon Shareholders
         Services, L.L.C., as Rights Agent. Incorporated herein by reference from Exhibit 99(a) to report on Form 8-K filed on July 31, 2001.

 4(j)    Agreement between Newcor, Inc., EXX, Inc. and David A.
         Segal, Chairman of the Board of Directors and Chief
         Executive Officer of EXX, Inc. Incorporated herein by reference from Exhibit 99(b) to report on the Form 8-K filed on February 15, 2001.
 4(k) Third Amended and Restated Revolving Credit Agreement between Newcor, Inc. and Comerica Bank dated January 15,
         1998. Incorporated herein by reference from Exhibit 4(a) to report on Form 10-K for the fiscal year ended October 31, 1997.
 4(l)    First Amendment to Third Amended and Restated Revolving
         Credit Agreement, dated February 12, 1998, between Newcor,
         Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(m) to report on Form 10-Q for the quarter ended January 31, 1998.
 4(m)    Second Amendment to Third Amended and Restated Revolving
         Credit Agreement, dated September 1, 1998, between Newcor,
         Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(f) to report on Form 10-K for the fiscal year ended October 31, 1998.
 4(n)    Third Amendment to Third Amended and Restated Revolving
         Credit Agreement, dated October 30, 1998, between Newcor,
         Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(g) to report on Form 10-K for the fiscal year ended October 31, 1998.
 4(o)    Fourth Amendment to Third Amended and Restated Revolving
         Credit Agreement, dated April 21, 1999, between Newcor, Inc.
         and Comerica Bank. Incorporated herein by reference from
         Exhibit 4(a) to report on Form 10-Q for the quarter ended
         September 30, 1999.
 4(p)    Fifth Amendment to Third Amended and Restated Revolving
         Credit Agreement, dated October 14, 1999, between Newcor,
         Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(b) to report on Form 10-Q for the quarter ended September 30, 1999.
 4(q)    Sixth Amendment to Third Amended and Restated Revolving
         Credit Agreement, dated January 13, 2000 between Newcor,
         Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(k) to report on Form 10-K for the year ended
         December 31, 1999.
 4(r)    Seventh Amendment to Third Amended and Restated Revolving
         Credit Agreement, dated December 31, 1999, between Newcor,
         Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(l) to report on Form 10-K for the year ended
         December 31, 1999.
 4(s)    Eighth Amendment to Third Amended and Restated Revolving
         Credit Agreement, dated December 8, 2000, between Newcor,
         Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(q) to report on Form 10-K for the year ended
         December 31, 2000.
 4(t)    Ninth Amendment to Third Amended and Restated Revolving
         Credit Agreement, dated January 25, 2001, between Newcor,
         Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(r) to report on Form 10-K for the year ended
         December 31, 2000.
 4(u)    Tenth Amendment to Third Amended and Restated Revolving
         Credit Agreement, dated March 28, 2001, between Newcor, Inc.
         and Comerica Bank. Incorporated herein by reference from
         Exhibit 4(s) to report on Form 10-K for the year ended
         December 31, 2000.
 4(v)    Eleventh Amendment to Third Amended and Restated Revolving
         Credit Agreement and Consent, dated June 29, 2001, between
         Newcor, Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(t) on Form 10-Q for the quarter ended June 30, 2001.
 4(w)    Twelfth Amendment to Third Amended and Restated Revolving
         Credit Agreement and Consent, dated July 19, 2001, between
         Newcor, Inc. and Comerica Bank. Incorporated herein by reference from Exhibit 4(s) on Form 10-Q for the quarter ended June 30, 2001.
 4(x)    Forebearance Agreement, dated December 21, 2001, between
         Newcor, Inc. and Comerica Bank. Registrant hereby undertakes to furnish copies of documents relating to $6.1 million
         Michigan Strategic Fund Limited Obligation Refunding Revenue
         Bonds, Series 1995, to the Securities and Exchange
         Commission upon its request.
10(a)* 1982 Incentive Stock Option Plan. Incorporated herein by reference from Exhibit 10(a) to report on Form 10-K for the fiscal year ended October 31, 1983.

10(b)*   Newcor, Inc. Directors' Retirement Plan. Incorporated herein by reference from Exhibit 10(b) to report on Form 10-K for the fiscal year ended October 31, 1988.
10(c)*   Board of Directors Deferred Directors' Fees Plan.
         Incorporated herein by reference from Exhibit 10(e) to
         report on Form 10-K for the fiscal year ended October 31,
         1987.
10(d)*   Agreement with Thomas D. Parker dated June 7, 1989.
         Incorporated herein by reference from Exhibit 10(h) to
         report on Form 10-K for the fiscal year ended October 31,
         1992.
10(e)*   Newcor, Inc. 1993 Management Stock Incentive Plan.
         Incorporated herein by reference from Exhibit 10(j) to
         report on Form 10-K for the fiscal year ended October 31,
         1994.
10(f)*   Amendment to Newcor, Inc. 1993 Management Stock Incentive
         Plan. Incorporated herein by reference from Exhibit 10(k) to report on Form 10-K for the fiscal year ended October 31,
         1994.
10(g)*   1996 Employee Incentive Stock Plan dated March 6, 1996.
         Incorporated herein by reference from the Registrant's Proxy
         Statement dated February 5, 1996.
10(h)*   1996 Non-Employee Directors Stock Option Plan dated March 6,
         1996. Incorporated by reference from the Registrant's Proxy
         Statement dated February 5, 1996.
10(i)*   Employment Agreement with James J. Connor dated August 9,
         2000.
10(j)*   Agreement with James J. Connor dated August 9, 2000.
10(k)*   Employment Agreement with David A. Segal dated September 3,
         2001.
10(l)    Asset Purchase Agreement dated October 1, 1997 between
         Newcor, Inc. and Machine Tool and Gear, Inc. Incorporated
         herein by reference from Exhibit 2 to current report on Form
         8-K/A filed on March 6, 1998.
10(m)    First Amendment to Asset Purchase Agreement dated October 1,
         1997 between Newcor, Inc. and Machine Tool and Gear, Inc.
         Incorporated herein by reference from Exhibit 2.1 to current report on Form 8-K/A filed on March 6, 1998.
10(n)    Second Amendment to Asset Purchase Agreement dated October
         1, 1997 between Newcor, Inc. and Machine Tool and Gear, Inc.
         Incorporated herein by reference from Exhibit 2.2 to current report on Form 8-K/A filed on March 6, 1998.
10(o)    Third Amendment to Asset Purchase Agreement dated October 1,
         1997 between Newcor, Inc. and Machine Tool and Gear, Inc.
         Incorporated herein by reference from Exhibit 2.3 to current report on Form 8-K/A filed on March 6, 1998.
10(p)    Fourth Amendment to Asset Purchase Agreement dated October
         1, 1997 between Newcor, Inc. and Machine Tool and Gear, Inc.
         Incorporated herein by reference from Exhibit 2.4 to current report on Form 8-K/A filed on March 6, 1998.
10(q)    Stock Purchase Agreement, dated December 9, 1997, between
         Newcor, Inc. and Stephen Grand, individually and as Trustee of the Stephen Grand Revocable Trust u/a dated July 5, 1979 and the Stephen M. Grand Property Trust u/a dated January
         22, 1992. Incorporated herein by reference from Exhibit
         10(l) to report on Form 10-K for the fiscal year ended
         October 31, 1997.
10(r)    Amendment to Stock Purchase Agreement, dated December 9,
         1997, between Newcor, Inc. and Stephen Grand, individually and as Trustee of the Stephen Grand Revocable Trust u/a
         dated July 5, 1979 and the Stephen M. Grand Property Trust
         u/a dated January 22, 1992. Incorporated herein by reference from Exhibit 10(b) to current report on Form 8-K dated March
         13, 1998.
10(s)    Stock Purchase Agreement by and among each of the
         Shareholders of Turn-Matic, Inc. and Newcor, Inc. dated
         January 16, 1998. Incorporated herein by reference from
         Exhibit 10(m) to report on Form 10-K for the fiscal year
         ended October 31, 1997.
21       List of Subsidiaries of Registrant. Incorporated herein by reference from Exhibit 21.1 to Registration Statement on
         Form S-4 filed on April 30, 1998 (Commission File Number
         333-51415).

23       Consent of Independent Accountants.

-------------------------
* Indicates management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on November 15, 2001, which indicated that Newcor, Inc. issued a press release reporting pro-forma results for third quarter 2001.

     The Company field a Current Report on Form 8-K on February 25, 2002, which indicated that Newcor, Inc. issued a press release with the notice of filing for Chapter 11 bankruptcy protection.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Newcor, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Newcor, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, on February 25, 2002, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, thereby raising substantial doubt about their ability to continue as a going concern. The Company has not yet filed a plan of reorganization with the Bankruptcy Court. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the petition for reorganization.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
March 22, 2002

                                  NEWCOR, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  2001        2000        1999
                                                                  ----        ----        ----
Sales.......................................................    $177,342    $238,115    $258,483
Cost of sales...............................................     162,470     205,257     218,709
                                                                --------    --------    --------
Gross margin................................................      14,872      32,858      39,774
Selling, general and administrative expense.................      18,403      20,028      24,736
Amortization expense........................................       3,837       4,135       4,626
Impairment charges..........................................      28,757                   8,521
Plant consolidation costs...................................         450       1,277         350
                                                                --------    --------    --------
Operating income (loss).....................................     (36,575)      7,418       1,541
Other income (expense):
  Interest expense..........................................     (14,293)    (14,403)    (14,006)
  Other professional fees...................................        (300)     (2,450)
  Other.....................................................        (989)       (540)       (548)
                                                                --------    --------    --------
Loss before income taxes....................................     (52,157)     (9,975)    (13,013)
Provision (benefit) for income taxes........................       5,093      (3,393)     (1,433)
                                                                --------    --------    --------
Net loss....................................................    $(57,250)   $ (6,582)   $(11,580)
                                                                ========    ========    ========
Net loss per share of common stock -- basic and diluted.....    $ (11.58)   $  (1.33)   $  (2.36)
                                                                ========    ========    ========
Weighted average common shares outstanding..................       4,945       4,945       4,897
                                                                ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                  NEWCOR, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                             ACCUMULATED                                  TOTAL
                                              CAPITAL IN        OTHER        RETAINED                 SHAREHOLDERS'
                                    COMMON      EXCESS      COMPREHENSIVE    EARNINGS     TREASURY       EQUITY
                                    STOCK       OF PAR         INCOME        (DEFICIT)     STOCK        (DEFICIT)
                                    ------    ----------    -------------    ---------    --------    -------------
Balance, January 1, 1999........    $4,942      $2,258          $(580)       $ 18,248      $(208)       $ 24,660
  Decrease in unfunded pension
     liability..................                                  137                                        137
  Net loss......................                                              (11,580)                   (11,580)
                                                                                                        --------
  Comprehensive loss, net of
     tax........................                                                                         (11,443)
                                                                                                        --------
  Repurchase of common stock....                                                             (69)            (69)
  Shares forfeited under
     employee stock plans.......                                                            (212)           (212)
  Shares issued.................       38           82                                                       120
                                    ------      ------          -----        --------      -----        --------
Balance, December 31, 1999......    4,980        2,340           (443)          6,668       (489)         13,056
  Decrease in unfunded pension
     liability..................                                  220                                        220
  Net loss......................                                               (6,582)                    (6,582)
                                                                                                        --------
  Comprehensive loss, net of
     tax........................                                                                          (6,362)
                                                                                                        --------
  Shares issued.................       39           75                                                       114
                                    ------      ------          -----        --------      -----        --------
Balance, December 31, 2000......    5,019        2,415           (223)             86       (489)          6,808
  Increase in unfunded pension
     liability..................                                 (610)                                      (610)
  Net loss......................                                              (57,250)                   (57,250)
                                                                                                        --------
  Comprehensive loss............                                                                         (57,860)
                                    ------      ------          -----        --------      -----        --------
Balance, December 31, 2001......    $5,019      $2,415          $(833)       $(57,164)     $(489)       $(51,052)
                                    ======      ======          =====        ========      =====        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                  NEWCOR, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2001            2000
                                                                ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................      $    127        $    704
  Accounts receivable.......................................        23,699          33,219
  Inventories...............................................        11,175          15,061
  Prepaid expenses and other................................         2,864           2,768
  Deferred income taxes.....................................                         1,145
                                                                  --------        --------
       Total current assets.................................        37,865          52,897
Property, plant and equipment, net of accumulated
  depreciation..............................................        44,670          54,609
Prepaid pension expense.....................................         3,884           3,786
Cost in excess of assigned value of acquired companies, net
  of amortization...........................................        37,741          67,812
Debt issuance costs and other non-current assets............         5,593          10,208
                                                                  --------        --------
       Total assets.........................................      $129,753        $189,312
                                                                  ========        ========
LIABILITIES
Current Liabilities:
  Current portion of debt...................................      $137,934        $  2,312
  Accounts payable..........................................        14,049          22,474
  Accrued payroll and related expenses......................         3,210           4,582
  Accrued interest..........................................        10,231           4,176
  Other accrued liabilities.................................         3,891           4,943
                                                                  --------        --------
       Total current liabilities............................       169,315          38,487
Debt........................................................            --         134,943
Postretirement benefits other than pensions.................         6,386           6,273
Capital lease liability.....................................         2,657
Pension liability and other.................................         2,447           2,801
                                                                  --------        --------
       Total liabilities....................................       180,805         182,504
                                                                  --------        --------
Shareholders' Equity
Preferred stock, no par value.
  Authorized: 1,000 shares. Issued: None
Common stock, par value $1 per share.
  Authorized: 10,000 shares.
  Issued: 5,019 shares......................................         5,019           5,019
Capital in excess of par....................................         2,415           2,415
Accumulated other comprehensive loss........................          (833)           (223)
Retained earnings (deficit).................................       (57,164)             86
Treasury stock at cost......................................          (489)           (489)
                                                                  --------        --------
       Total shareholders' equity (deficit).................       (51,052)          6,808
                                                                  --------        --------
       Total liabilities and shareholders' equity...........      $129,753        $189,312
                                                                  ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                  NEWCOR, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                  2001         2000        1999
                                                                  ----         ----        ----
OPERATING ACTIVITIES
Net loss....................................................    $(57,250)    $(6,582)    $(11,580)
Adjustments to reconcile net loss to cash provided by (used
  in) operating activities:
  Depreciation..............................................       9,106       8,924        8,051
  Amortization..............................................       3,837       4,135        4,626
  Impairment charges........................................      28,757          --        8,521
  Deferred income taxes.....................................       5,093      (3,326)      (2,395)
  Pensions..................................................        (610)       (420)        (348)
  Loss on disposition of capital assets.....................          --       2,655          427
  Other, net................................................         240         291          458
  Changes in operating assets and liabilities:
     Accounts receivable....................................       9,520       3,952       (7,807)
     Inventories............................................       3,886       4,653       (3,475)
     Other current assets...................................         (96)        815        2,069
     Accounts payable.......................................      (8,128)     (9,453)      15,337
     Accrued liabilities....................................       3,631        (649)       2,409
                                                                --------     -------     --------
Cash provided by (used in) operating activities.............      (2,014)      4,995       16,293
                                                                --------     -------     --------
INVESTING ACTIVITIES
Capital expenditures........................................      (2,681)     (7,508)     (13,934)
Proceeds from sale of capital assets........................         620          --          434
                                                                --------     -------     --------
Net cash used in investing activities.......................      (2,061)     (7,508)     (13,500)
                                                                --------     -------     --------
FINANCING ACTIVITIES
Net borrowings (repayments) on revolving credit line........       5,689          --       (2,600)
Repayment of term note......................................      (2,000)     (2,000)      (2,000)
Shares issued under employee stock plans....................          --         114          120
Repurchase of common stock..................................          --          --          (69)
Capital lease financing of capital expenditures.............          --       3,485           --
Payments on capital lease...................................        (191)       (113)          --
                                                                --------     -------     --------
Net cash provided by (used in) financing activities.........       3,498       1,486       (4,549)
                                                                --------     -------     --------
Decrease in cash............................................        (577)     (1,027)      (1,756)
Cash and cash equivalents, beginning of year................         704       1,731        3,487
                                                                --------     -------     --------
Cash and cash equivalents, end of year......................    $    127     $   704     $  1,731
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

     Principles of Consolidation -- The consolidated financial statements include the accounts of Newcor, Inc. and all of its subsidiaries all of which the Company has financial and operating control. All significant intercompany accounts and transactions are eliminated.

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

     Cost in Excess of Assigned Value of Acquired Companies -- The costs of acquired companies that exceed the assigned value at dates of acquisition (goodwill) are generally being amortized over a twenty-year period using the straight-line method. Several factors are used to evaluate the recoverability of goodwill, including management's plans for future operations, recent operating results and each division's projected undiscounted cash flows. Accumulated amortization was $18,759 and $14,922 at December 31, 2001 and December 31, 2000, respectively.

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

     Debt Issuance Costs -- Costs incurred to issue debt are being amortized over the life of the related term of the debt ranging from 3 to 10 years. Accumulated amortization was $2,010 and $1,505 at December 31, 2001 and December 31, 2000, respectively.

     Income Taxes -- Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

     Treasury Stock -- Treasury stock is carried at cost and included approximately 69,000 shares at both December 31, 2001 and December 31, 2000.

     Use of Estimates -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management's estimates include, but are not limited to, reserves for warranty, insurance claims,

                                  NEWCOR, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

accounts receivable valuation, inventory valuation, employee retirement benefit obligations and impairment of long-lived assets. Actual results could differ from those estimates.

     Financial Instruments -- The carrying amount of the Company's financial instruments, which includes cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair value at December 31, 2001 and December 31, 2000. The fair value of the Company's Senior Subordinated debt was approximately $11,070 and $30,750 at December 31, 2001 and December 31, 2000, respectively. Fair values have been determined through information obtained from market sources and management estimates.

     Earnings Per Share -- Common stock options were excluded from the calculation of diluted earnings per share because they would have been antidulutive for all periods presented.

     Recent Pronouncements -- In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes FASB Statement No. 121; Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This standard applies to long-lived assets other than goodwill. It describes a probability-weighted cash flow estimation approach to deal with recover of the carrying amount of long-lived assets, such as property, plant and equipment. The provision of this Statement are effective for the financial statements issued for fiscal years beginning after December 15, 2001, and interim periods with those fiscal years, with early application encouraged. The Company has not determined the impact, if any, that this Statement will have on its consolidated financial position or results of operations.

     Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" were approved by the FASB effective June 30, 2001. SFAS No. 141 eliminates the pooling-of-interest method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting of goodwill from an amortization approach to a non-amortization (impairment) approach where goodwill is evaluated for impairment based on a comparison of the fair value of each reporting unit to the carrying value. The Statement requires amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the Statement by calendar year companies on January 1, 2002. The Company is currently studying the impact of the Statements on its financial position, results of operations and cash flows.

     Reclassifications -- Certain items in prior years' financial statements have been reclassified to conform with the presentation used in the year ended December 31, 2001.

2. REORGANIZATION

     On February 25, 2002 (the "Petition Date"), Newcor and its subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 02-10575 (MFW).

     The Debtors filed for relief under Chapter 11 to address liquidity issues resulting from the current economic downturn, which substantially and generally harmed the automotive supply and heavy truck industry. As a consequence of the Filing, all pending litigation against the Debtors is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to section 365 of the

                                  NEWCOR, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code. A creditors' committee has been appointed as the official committee in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. Newcor expects that the appointed committee will play an important role in the Chapter 11 Cases and the negotiation of the terms of the Chapter 11 plan of reorganization. Newcor anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under a Chapter 11 plan of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file and seek confirmation of such a plan, there can be no assurance as to when the Debtors will file such a plan, or that such a plan will be confirmed by the Bankruptcy Court and consummated. As provided by the Bankruptcy Code, the Debtors have the exclusive right to propose a plan of reorganization within 120 days following the Petition Date and to solicit votes for such a plan for 180 days. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

     Newcor is unable to predict what the treatment will be of creditors and equity holders of the respective Debtors under any proposed plan of reorganization. The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and Newcor's shareholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. Pre-petition creditors may receive under a plan less than 100% of the face value of their claims, and the interests of Newcor's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Debtors or the interests of Newcor's equity security holders. Pursuant to the Bankruptcy Code, schedules will be filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 Cases. A date by which creditors must file proofs of claim against the Debtors has not yet been set. Accordingly, the ultimate number and allowed amount of such claims are not presently known.

     As of the date hereof, the Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors and certain other pre-petition claims including certain customer program and warranty claims. In addition, in connection with the Filing, the Debtors obtained approval from the Bankruptcy Court to use cash collateral and to borrow $1 million on an interim basis under a debtor-in-possession credit facility from Comerica Bank (the "DIP Financing"). The Debtors will be seeking Bankruptcy Court approval at a hearing presently scheduled for April 1, 2002 to borrow $3 million on a final basis under the DIP Financing. The Company believes, based on information presently available to it, that the cash available from its operations and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing, cash collateral order and cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (vi) confirmation of a plan or plans of reorganization

                                  NEWCOR, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

under the Bankruptcy Code, and (v) the Company's ability to achieve profitability following such confirmation.

     The Company believes this filing with the United States Bankruptcy Court will materially change the future consolidated financial statements of the Company.

3. IMPAIRMENT CHARGES

     Management determined that the cost basis of certain unused machinery equipment was impaired on December 31, 2001, in the amount of $2,522 and established a valuation reserve for these assets. The impairment charge was considered with information obtained in market value appraisals of the equipment.

     In accordance with periodic long-lived asset impairment analysis, management determined that the cost in excess of assigned value of acquired companies (goodwill) at one of its operations in the Precision Machined Products segment was impaired, and recognized an impairment charge of $19,304 as of September 30, 2001. As a result of updating the impairment analysis at December 31, 2001, management determined that the goodwill at another operation in the Precision Machined Products segment, which is being closed down (Deco Tech), and one operation in the Rubber and Plastics segment was also impaired. The Company, therefore, recognized an additional impairment charge of $6,931 as of December 31, 2001.

     The impairment of goodwill in 2001 was determined in accordance with the Company's asset impairment policy as described in Note 1. In 2002, goodwill will need to be evaluated for impairment in accordance with the fair value measurement standards of SFAS No. 142 as described in Note 1. Accordingly, additional goodwill impairment may need to be recognized due to implementation of the new standard or as a result of changed conditions or transactions stemming from the bankruptcy proceedings or otherwise.

     In accordance with periodic long-lived asset impairment analysis, management determined that the cost in excess of assigned value of acquired companies (goodwill) at one of its operations in the Precision Machined Products segment was impaired, and recognized an impairment charge of $8,521 in the consolidated statement of operations for the year ended December 31, 1999.

4. INVENTORIES

     Inventories at December 31, 2001 and 2000 are summarized as follows:

                                                                 2001       2000
                                                                 ----       ----
Costs and estimated earnings of uncompleted contracts in
  excess of related billings of $1,009 in 2001 and $128 in
  2000......................................................    $   270    $ 1,969
  Raw materials.............................................      5,672      5,721
  Work in process and finished goods........................      5,233      7,371
                                                                -------    -------
                                                                $11,175    $15,061
                                                                =======    =======

     Costs and estimated earnings of uncompleted contracts in excess of related billings represents revenue recognized under the percentage of completion method in excess of amounts billed.

                                  NEWCOR, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 2001 and 2000 are summarized as follows:

                                                                2001       2000
                                                                ----       ----
Land and improvements......................................    $ 2,142    $ 2,081
Buildings..................................................     13,773     13,664
Machinery..................................................     59,048     62,029
Office and transportation equipment........................      8,466      8,512
Construction in progress...................................        681      2,247
                                                               -------    -------
                                                                84,110     88,533
Less accumulated depreciation and impairment reserve.......     39,440     33,924
                                                               -------    -------
                                                               $44,670    $54,609
                                                               =======    =======

6. OPERATING LEASES

     The Company leases certain manufacturing equipment and facilities, office space and other equipment under lease agreements accounted for as operating leases. Rent expense related to these leases aggregated approximately $6,230, $6,608, and $6,387 in 2001, 2000 and 1999.

     Future minimum rental payments for leases extending beyond one year from December 31, 2001 are as follows:

                        YEAR ENDING
                        DECEMBER 31,
                        ------------
  2002......................................................    $ 5,613
  2003......................................................      5,780
  2004......................................................      5,010
  2005......................................................      1,980
  2006......................................................      1,183
  Thereafter................................................        252
                                                                -------
                                                                $19,819
                                                                =======

7. CREDIT ARRANGEMENTS AND DEBT

     A summary of debt at December 31, 2001 and December 31, 2000 is as follows:

                                                               2001        2000
                                                               ----        ----
Revolving credit line (Bank Facility)....................    $  5,689    $     --
Term note, bank..........................................       2,833       4,833
Capital lease............................................       2,969       3,322
Limited obligation revenue bonds, variable interest rate
  (average 3.0% in 2001 and 4.3% in 2000)................       6,100       6,100
Senior subordinated notes................................     125,000     125,000
Less: face value of senior subordinated notes held in
  treasury...............................................      (2,000)     (2,000)
                                                             --------    --------
                                                             $140,591    $137,255
                                                             ========    ========

     On March 4, 1998, the Company completed the issuance of $125,000 of 9.875% Senior Subordinated Notes due 2008 (the "Notes"). Interest on the Notes is payable semi-annually on March 1 and September 1

                                  NEWCOR, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

of each year. The Notes were to mature on March 1, 2008. Proceeds from the Notes were used to finance the certain acquisitions and pay down the Company's line of credit facility. During the year ended October 31, 1998, the Company repurchased in the open market $2,000 face value of the Notes and is currently holding these notes in treasury.

     The Company failed to make the required interest payment, due September 4, 2001 and March 1, 2002, on the Notes in the amount of approximately $12.2 million. As such, the Company caused an Event of Default as defined in the Indenture. On February 25, 2002, the Company filed for bankruptcy protection under Chapter 11 of the bankruptcy code. The Company is currently engaged in discussions with Noteholders and their legal representatives to restructure the Company's indebtedness. As such, all of the Company's Notes have been classified as a current obligation on the Balance Sheet at December 31, 2001. In addition, the default on the Notes also caused a default on the Bank Facility, and as such, the total indebtedness under the Bank Facility has been classified as current.

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

     Total interest payments aggregated $7,628, $13,783 and $13,402 in the years ended December 31, 2001, 2000 and 1999 respectively. Interest accrued, but unpaid, at December 31, 2001; was approximately $10.3 million and is included in accrued liabilities.

     On February 25, 2002 (the "Petition Date"), Newcor and its subsidiaries (collectively, the "Debtors"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 02-10575 (MFW).

     The Debtors filed for relief under Chapter 11 to address liquidity issues resulting from the current economic downturn, which substantially and generally harmed the automotive supply and heavy truck industry. As a consequence of the Filing, all pending litigation against the Debtors is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to section 365 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code. A creditors' committee has been appointed as the official committee in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. Newcor expects that the appointed committee will play an important role in the Chapter 11 Cases and the negotiation of the terms of the Chapter 11 plan of reorganization. Newcor anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under a Chapter 11 plan of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file and seek

                                  NEWCOR, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

confirmation of such a plan, there can be no assurance as to when the Debtors will file such a plan, or that such a plan will be confirmed by the Bankruptcy Court and consummated. As provided by the Bankruptcy Code, the Debtors have the exclusive right to propose a plan of reorganization within 120 days following the Petition Date and to solicit votes for such a plan for 180 days. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

     Newcor is unable to predict what the treatment will be of creditors and equity holders of the respective Debtors will be under any proposed plan of reorganization. The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and Newcor's shareholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. Pre-petition creditors may receive under a plan less than 100% of the face value of their claims, and the interests of Newcor's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Debtors or the interests of Newcor's equity security holders. Pursuant to the Bankruptcy Code, schedules will be filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 Cases. A date by which creditors must file proofs of claim against the Debtors has not yet been set. Accordingly, the ultimate number and allowed amount of such claims are not presently known.

     As of the date hereof, the Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors and certain other pre-petition claims including certain customer program and warranty claims. In addition, in connection with the Filing, the Debtors obtained approval from the Bankruptcy Court to use cash collateral and to borrow $1 million on an interim basis under a debtor-in-possession credit facility from Comerica Bank (the "DIP Financing"). The Debtors will be seeking Bankruptcy Court approval at a hearing presently scheduled for April 1, 2002 to borrow $3 million on a final basis under the DIP Financing. The Company believes, based on information presently available to it, that the cash available from its operations and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing, cash collateral order and cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (vi) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (v) the Company's ability to achieve profitability following such confirmation

     The Company believes this filing with the United States Bankruptcy Court will materially change the future consolidated financial statements of the Company.

                                  NEWCOR, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. INCOME TAXES

     Federal income tax benefit is as follows:

                                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                2001            2000            1999
                                                            ------------    ------------    ------------
Currently payable (refundable)..........................       $ (296)        $   (67)        $    37
Deferred, net...........................................        5,389          (3,326)         (1,470)
                                                               ------         -------         -------
                                                               $5,093         $(3,393)        $(1,433)
                                                               ======         =======         =======

     Significant components of the deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                                 2001       2000
                                                                 ----       ----
Deferred tax assets
  Net operating loss carryforward...........................    $15,212    $ 7,904
  Goodwill..................................................      7,761         --
  Accrued postretirement benefits...........................      2,127      2,133
  AMT and other credits.....................................      1,720      1,720
  Accrued vacation and employee benefits....................        891        762
  Other.....................................................        983        770
                                                                -------    -------
Total deferred tax assets...................................     28,694     13,289
                                                                -------    -------
Deferred tax liabilities Depreciation.......................      4,197      5,106
  Goodwill..................................................         --      1,164
  Pensions..................................................      1,352      1,558
  Other.....................................................         58         72
                                                                -------    -------
Total deferred tax liabilities..............................      5,607      7,900
                                                                -------    -------
Valuation allowance.........................................     23,087         --
                                                                -------    -------
Net deferred tax asset......................................    $    --    $ 5,389
                                                                =======    =======

     Reconciliation of income (loss) multiplied by the statutory federal tax rate to reported income tax expense (benefit) is summarized as follows:

                                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                2001            2000            1999
                                                            ------------    ------------    ------------
Income (loss) multiplied by statutory rate (34%)........      $(17,733)       $(3,391)        $(4,424)
Operating losses with no current tax benefit............        17,694             --              --
Nondeductible impairment charge.........................            --                          2,897
Nondeductible expenses..................................           123            158             317
Reversal of tax benefits................................         5,093
Other items, net........................................           (84)          (160)           (223)
                                                              --------        -------         -------
Income tax (benefit) expense............................      $  5,093        $(3,393)        $(1,433)
                                                              ========        =======         =======
Income taxes paid (refunded), net.......................      $     --        $    --         $  (460)
                                                              ========        =======         =======

     In 2001, $5.1 million of previously recognized tax benefits relating to operating loss carryforwards were reversed into income since realization of these tax benefits became less assured. The Filing and the related tax effect of the restructuring of the Company's debt obligations may have a significant effect on the tax carrying

                                  NEWCOR, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

value of certain assets and liabilities. No assurance can be made as to the actual tax basis of such assets and the related effect on the Company's effective tax rate until a plan of reorganization is confirmed by the Creditors and approved by the Court.

     At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $45.0 million that begin to expire in 2018. In addition, the Company has Alternative Minimum Tax and other credits of approximately $1.7 million at December 31, 2001 that do not expire.

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

     The following tables summarize the funded status, net periodic pension (benefit) expense and actuarial assumptions for the pension benefits based on the measurement date of September 30 for each period presented:

                                                                 2001       2000
                                                                 ----       ----
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at prior measurement date..............    $32,743    $31,821
  Service cost..............................................        822        683
  Interest cost.............................................      2,382      2,315
  Actuarial gain/(loss).....................................        150       (138)
  Amendment.................................................        239        295
  Benefits paid.............................................     (2,142)    (2,233)
                                                                -------    -------
  Benefit obligation at current measurement date............     34,194     32,743
                                                                -------    -------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at prior measurement date.......     34,351     31,901
  Actual return on plan assets..............................      3,457      3,435
  Employer contributions....................................        917      1,248
  Benefits paid.............................................     (2,142)    (2,233)
                                                                -------    -------
  Fair value of plan assets at current measurement date.....     36,583     34,351
                                                                -------    -------
Funded status...............................................      2,389      1,608
Unamortized net asset at transition.........................       (199)      (487)
Unrecognized prior service cost.............................      1,651      1,680
Unrecognized net loss and other.............................       (176)        89
                                                                -------    -------
Net amount recognized.......................................    $ 3,665    $ 2,890
                                                                =======    =======
Amounts recognized in the consolidated balance sheets
  Prepaid benefit cost......................................    $ 3,830    $ 3,786
  Accrued benefit liability.................................     (2,968)    (2,767)
  Intangible asset..........................................      1,541      1,533
  Accumulated other comprehensive income....................      1,262        338
                                                                -------    -------
Net amount recognized.......................................    $ 3,665    $ 2,890
                                                                =======    =======
WEIGHTED AVERAGE ASSUMPTIONS AS OF END OF YEAR
Discount rate...............................................      7.50%      7.50%
Expected return on plan assets..............................      9.00%      9.00%
Rate of compensation increase...............................      5.00%      5.00%

                                  NEWCOR, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         FOR THE YEAR ENDED
                                                            --------------------------------------------
                                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                2001            2000            1999
                                                            ------------    ------------    ------------
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost..........................................      $   822         $   683         $   769
  Interest cost.........................................        2,382           2,315           2,217
  Estimated return on plan assets.......................       (3,043)         (2,808)         (2,729)
  Amortization of net gain and deferral.................          (21)            (56)             (6)
                                                              -------         -------         -------
Net periodic benefit cost...............................      $   140         $   134         $   251
                                                              =======         =======         =======

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $10,522, $10,522, and $8,177, respectively as of December 31, 2001 and $10,453, $10,188 and $8,412, respectively, as of December 31, 2000.

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

     The Company applies the intrinsic value based method to account for stock options granted to employees. This method is set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, no compensation expense is recognized on the grant date since on that date the option price equals the market price of the underlying common stock. Net loss and net loss per share for the years ended December 31, 2001, 2000 and 1999 would not have been materially different from reported amounts if compensation expense had been determined based on the fair value method as set forth in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                                  NEWCOR, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Option activity for the years ended December 31, 2001, December 31, 2000 and December 31, 1999 is summarized as follows:

                                          DECEMBER 31, 2001     DECEMBER 31, 2000     DECEMBER 31, 1999
                                         -------------------   -------------------   -------------------
                                                   WEIGHTED-             WEIGHTED-             WEIGHTED-
                                                    AVERAGE               AVERAGE               AVERAGE
                                                   EXERCISE              EXERCISE              EXERCISE
                                         SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
                                         ------    ---------   ------    ---------   ------    ---------
Outstanding, beginning of period.......  170,520     $7.44     181,342     $7.27     265,984     $7.11
Granted................................    8,000      1.30      66,000      3.59       7,000      3.84
Forfeited..............................   72,672      8.31     (76,350)     4.12     (90,992)     6.17
Expired................................    1,181      5.63        (472)     4.29        (650)     4.62
                                         -------     -----     -------     -----     -------     -----
Outstanding, end of period.............  104,667     $6.39     170,520     $7.44     181,342     $7.27
                                         =======     =====     =======     =====     =======     =====
Exercisable at end of period...........   86,417                96,175                70,302
                                         =======               =======               =======

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                                    OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                           --------------------------------------   -----------------------
                                                          WEIGHTED-
                                                           AVERAGE      WEIGHTED-                 WEIGHTED-
                RANGE OF                                  REMAINING      AVERAGE                   AVERAGE
                EXERCISE                     NUMBER      CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
                 PRICES                    OUTSTANDING   LIFE (YEARS)     PRICE     EXERCISABLE     PRICE
                --------                   -----------   ------------   ---------   -----------   ---------
$1.30-5.76...............................     43,000         3.86         $2.83       32,000        $2.91
$5.77-8.64...............................     19,005         2.71         $7.87       19,005        $7.87
$8.65-11.37..............................     42,662         3.24         $9.30       35,412        $9.29
                                             -------                                  ------
$2.00-11.37..............................    104,667         3.40         $6.39       86,417        $6.61
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

     If any person becomes the beneficial owner of 15% or more of the Company's common stock, other than pursuant to a tender or exchange offer for all outstanding shares of the Company approved by a majority of the independent directors not affiliated with a 15%-or-more stockholder, or the Board of Directors determines that any person or group is an Adverse Person, then each Right not owned by a 15%-or-more stockholder or Adverse Person, as the case may be, or related parties will entitle its holder to purchase, at the Right's then current exercise price, shares of the Company's common stock (or, in certain circumstances as determined by the Board, cash, other property, or other securities) having a value of twice the Right's then current exercise price. In addition, if after any person has become a 15%-or-more stockholder, the Company is involved in a merger or other business combination transaction with another person in which the Company does not survive or in which its common stock is changed or exchanged, or sells 50% or more of its assets or earning power to

                                  NEWCOR, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

another person, each Right will entitle its holder to purchase, at the Right's then current exercise price, shares of common stock of such other person having a value of twice the Right's then current exercise price.

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

     In July 2001, the Rights Plan was further amended to permit EXX Inc. and David A. Segal together with their Affiliates and Associates to own up to 34.9% of the shares of common stock then outstanding.

12. CONTINGENT LIABILITIES

     Various legal matters arising during the normal course of business are pending against the Company. Management does not expect that the ultimate liability, if any, of these matters will have a material adverse effect on future results of operations or financial condition of the Company.

     The Company operates in industries that are highly competitive, though fragmented. If any customer becomes dissatisfied with the Company's prices, quality or timeliness of delivery, it could award future business or move existing business to a competitor. There can be no assurance that the Company's products will continue to compete successfully with the products of competitors, including original equipment manufacturers ("OEMs") themselves, many of which are significantly larger and have greater financial and other resources than the Company.

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

                                  NEWCOR, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The accounting policies of the segments are the same as those presented in
Note 1. There are no inter-segment sales and management does not allocate all corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on segment operating income. Information by operating segment is summarized below:

                                                PRECISION
                                                MACHINED     RUBBER AND    SPECIAL
                                                PRODUCTS      PLASTIC      MACHINES     OTHER      TOTAL
                                                ---------    ----------    --------     -----      -----
SALES TO UNAFFILIATED CUSTOMERS
  Year ended December 31, 2001..............    $123,076      $36,218      $18,048     $          $177,342
  Year ended December 31, 2000..............     170,297       45,783       22,035                 238,115
  Year ended December 31, 1999..............     183,653       49,553       25,277                 258,483
SEGMENT OPERATING INCOME (LOSS)
  Year ended December 31, 2001..............    $   (371)     $  (141)     $ 1,000     $(4,019)   $ (3,531)
  Year ended December 31, 2000..............      10,110        3,129        3,067      (3,476)     12,830
  Year ended December 31, 1999..............      14,350        2,845        2,404      (4,561)     15,038
DEPRECIATION AND AMORTIZATION
  Year ended December 31, 2001..............    $  9,744      $ 2,114      $   323     $   762    $ 12,943
  Year ended December 31, 2000..............      10,085        2,218          209         547      13,059
  Year ended December 31, 1999..............       9,839        1,982          354         502      12,677
IDENTIFIABLE ASSETS
  December 31, 2001.........................    $ 85,131      $24,965      $ 7,172     $12,485    $129,753
  December 31, 2000.........................     122,945       31,117       15,059      20,191     189,312
  December 31, 1999.........................     136,347       30,942       17,107      20,135     204,531
CAPITAL EXPENDITURES
  Year ended December 31, 2001..............    $  1,567      $   796      $   115     $   209    $  2,687
  Year ended December 31, 2000..............       4,062        1,888          144       1,414       7,508
  Year ended December 31, 1999..............      11,110        1,823           65         936      13,934

     A reconciliation of segment operating income for reportable segments to consolidated operating income is as follows:

                                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                2001            2000            1999
                                                            ------------    ------------    ------------
Operating income for reportable segments................      $    488        $16,306         $19,599
Other operating loss, mainly unallocated corporate and
  other expenses........................................        (4,019)        (3,476)         (4,561)
Amortization expense....................................        (3,837)        (4,135)         (4,626)
Impairment charge.......................................       (28,757)                        (8,521)
Plant consolidation costs and other.....................            --         (1,277)           (350)
                                                              --------        -------         -------
Consolidated operating income...........................      $(36,125)       $ 7,418         $ 1,541
                                                              ========        =======         =======

     For the years ended December 31, 2001 ,2000 and 1999, the Company had four customers which represented over 10% of total sales in some, or all of these years. For the year ended December 31, 2001 sales to each of these customers as a percentage of total Company sales were 20%, 9%, 20% and 9% respectively. For the year ended December 31, 2000 sales to each of these customers as a percentage of total Company sales were 21%, 18%, 13% and 10% respectively. For the year ended December 31, 1999 sales to each of these customers as a percentage of total Company sales were 28%, 14%, 18% and 6% respectively.

                                  NEWCOR, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14. CONDENSED CONSOLIDATING INFORMATION

     The Notes and the Facility of Newcor, Inc. are guaranteed by all of its wholly-owned subsidiaries, including Grand Machining Co., Newcor Technologies, Inc., Deco International, Inc., Turn-Matic Inc., Rochester Gear, Inc., and Plastronics Plus, Inc (the Guarantor Subsidiaries). The guarantee of the Notes and the Facility by the Guarantor Subsidiaries is full and unconditional. The following condensed financial information presents the financial position, results of operations and cash flows of the Company as if it accounted for its subsidiaries on the equity method and the Guarantor Subsidiaries on a combined basis. Deferred income taxes are accounted for through intercompany accounts.

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                 GUARANTOR      ELIMINATIONS/
                                                     PARENT     SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                                     ------     ------------    -------------    ------------
Sales...........................................    $ 88,365      $ 88,977         $               $177,342
Cost of sales...................................      79,199        83,271                          162,470
                                                    --------      --------         ------          --------
Gross margin....................................       9,166         5,706                           14,872
Selling, general and administrative expense.....      11,321         7,082                           18,403
Amortization expense............................       1,418         2,419                            3,837
Impairment Charge...............................      23,397         5,360                           28,757
Plant consolidation costs and other.............         450            --                              450
                                                    --------      --------         ------          --------
Operating income................................     (27,420)       (9,155)                          36,575
Other income (expense):
  Interest expense..............................     (14,038)         (255)                         (14,293)
  Other professional fees.......................        (300)           --                             (300)
  Other.........................................        (355)         (634)                            (989)
                                                    --------      --------         ------          --------
Income (loss) before income taxes and equity in
  income of consolidated subsidiaries...........     (42,113)      (10,044)                         (52,157)
Income tax (benefit) provision..................       5,274          (181)                           5,093
                                                    --------      --------         ------          --------
Income (loss) before equity in income of
  consolidated subsidiaries.....................     (47,387)       (9,863)                         (57,250)
Equity in income of consolidated subsidiaries...      (9,863)           --          9,863                --
                                                    --------      --------         ------          --------
Net income (loss)...............................    $(57,250)     $ (9,863)        $9,863          $(57,250)
                                                    ========      ========         ======          ========

                                  NEWCOR, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000
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
                                                    ========      ========          =====          ========

                                  NEWCOR, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                 GUARANTOR      ELIMINATIONS/
                                                     PARENT     SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                                     ------     ------------    -------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents.....................    $    102      $     25        $                $    127
  Accounts receivable...........................      11,566        12,133                           23,699
  Inventories...................................       5,248         5,927                           11,175
  Prepaid expenses and other....................       2,054           810                            2,864
                                                    --------      --------        --------         --------
Total current assets............................      18,970        18,895                           37,865
Property, plant and equipment, net..............      20,392        24,278                           44,670
Cost in excess of assigned value of acquired
  companies, net of amortization................       4,571        33,170                           37,741
Other non-current assets........................       9,233           244                            9,477
Investment in subsidiaries......................      74,377            --         (74,377)              --
                                                    --------      --------        --------         --------
Total assets....................................    $127,543      $ 76,587        $(74,377)        $129,753
                                                    ========      ========        ========         ========
LIABILITIES
Current Liabilities:
  Current portion of debt.......................    $131,522      $  6,412        $                $137,934
  Accounts payable..............................       6,972         7,077                           14,049
  Other accrued liabilities.....................      15,252         2,080                           17,332
                                                    --------      --------        --------         --------
Total current liabilities.......................     153,746        15,569                          169,315
Debt............................................          --         2,657                            2,657
Intercompany....................................      16,777       (16,777)                              --
Other non-current liabilities...................       8,703           130                            8,833
                                                    --------      --------        --------         --------
Total liabilities...............................     179,226         1,579                          180,805
                                                    --------      --------        --------         --------
Shareholders' Equity
  Common stock..................................       5,019            --                            5,019
  Capital in excess of par......................       2,415        67,181         (67,181)           2,415
  Accumulated other comprehensive income........        (833)           --                             (833)
  Retained earnings.............................     (57,795)        7,827          (7,196)         (57,164)
  Treasury stock at cost........................        (489)           --                             (489)
                                                    --------      --------        --------         --------
       Total shareholders' equity...............     (51,683)       75,008         (74,377)         (51,052)
                                                    --------      --------        --------         --------
       Total liabilities and shareholders'
          equity................................    $127,543      $ 76,587        $(74,377)        $129,753
                                                    ========      ========        ========         ========

                                  NEWCOR, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                 GUARANTOR      ELIMINATIONS/
                                                     PARENT     SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                                     ------     ------------    -------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents.....................    $    704      $     --        $     --         $    704
  Accounts receivable...........................      21,059        12,160                           33,219
  Inventories...................................       8,194         6,867                           15,061
  Prepaid expenses and other....................       2,448         1,465                            3,913
                                                    --------      --------        --------         --------
       Total current assets.....................      32,405        20,492                           52,897
Property, plant and equipment, net..............      25,347        29,262                           54,609
Cost in excess of assigned value of acquired
  companies, net of amortization................      29,279        38,533                           67,812
Other non-current assets........................      13,706           288                           13,994
Investment in subsidiaries......................      91,377                       (91,377)
                                                    --------      --------        --------         --------
Total assets....................................    $192,114      $ 88,575        $(91,377)        $189,312
                                                    ========      ========        ========         ========
LIABILITIES
Current Liabilities:
  Current portion of long-term debt.............    $  2,000      $    312        $     --         $  2,312
  Accounts payable..............................      12,948         9,526                           22,474
  Other accrued liabilities.....................      11,063         2,638                           13,701
                                                    --------      --------        --------         --------
Total current liabilities.......................      26,011        12,476                           38,487
Long-term debt..................................     125,833         9,110                          134,943
Intercompany....................................      34,841       (34,841)
Other non-current liabilities...................       8,924           150                            9,074
                                                    --------      --------        --------         --------
Total liabilities...............................     195,609       (13,105)                         182,504
                                                    --------      --------        --------         --------
Shareholders' Equity
  Common stock..................................       5,019                                          5,019
  Capital in excess of par......................       2,415        84,181         (84,181)           2,415
  Accumulated other comprehensive income........        (223)                                          (223)
  Retained earnings.............................     (10,217)       17,499          (7,196)              86
  Treasury stock at cost........................        (489)                                          (489)
                                                    --------      --------        --------         --------
       Total shareholders' equity...............      (3,495)      101,680         (91,377)           6,808
                                                    --------      --------        --------         --------
       Total liabilities and shareholders'
          equity................................    $192,114      $ 88,575        $(91,377)        $189,312
                                                    ========      ========        ========         ========

                                  NEWCOR, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                              GUARANTOR     ELIMINATIONS/
                                                   PARENT    SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
                                                   ------    ------------   -------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.....................  $  1,731     $     --       $     --        $  1,731
  Accounts receivable...........................    19,280       17,891                         37,171
  Inventories...................................    12,796        6,918                         19,714
  Prepaid expenses and other....................     4,048        1,360                          5,408
                                                  --------     --------       --------        --------
       Total current assets.....................    37,855       26,169                         64,024
Property, plant and equipment, net..............    24,706       34,071                         58,777
Cost in excess of assigned value of acquired
  companies, net of amortization................    31,110       40,837                         71,947
Other non-current assets........................     9,451          332                          9,783
Investment in subsidiaries......................    91,377                     (91,377)
                                                  --------     --------       --------        --------
       Total assets.............................  $194,499     $101,409       $(91,377)       $204,531
                                                  ========     ========       ========        ========
LIABILITIES
Current Liabilities:
  Current portion of long-term debt.............  $  2,000     $     --       $     --        $  2,000
  Accounts payable..............................    14,727       17,200                         31,927
  Other accrued liabilities.....................    10,046        4,148                         14,194
                                                  --------     --------       --------        --------
Total current liabilities.......................    26,773       21,348                         48,121
Long-term debt..................................   127,833        6,100                        133,933
Intercompany....................................    31,717      (31,717)
Other non-current liabilities...................     9,421                                       9,421
                                                  --------     --------       --------        --------
Total liabilities...............................   195,744       (4,269)                       191,475
                                                  --------     --------       --------        --------
Shareholders' Equity
  Common stock..................................     4,980                                       4,980
  Capital in excess of par......................     2,340       84,181        (84,181)          2,340
  Accumulated other comprehensive income........      (443)                                       (443)
  Retained earnings.............................    (7,636)      21,497         (7,196)          6,668
  Treasury stock at cost........................      (489)                                       (489)
                                                  --------     --------       --------        --------
       Total shareholders' equity...............    (1,248)     105,678        (91,377)         13,056
                                                  --------     --------       --------        --------
       Total liabilities and shareholders'
          equity................................  $194,499     $101,409       $(91,377)       $204,531
                                                  ========     ========       ========        ========

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                 GUARANTOR      ELIMINATIONS/
                                                     PARENT     SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                                     ------     ------------    -------------    ------------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.....................................    $(2,910)     $   896           $              $(2,014)
                                                     -------      -------           -----          -------
INVESTING ACTIVITIES
Capital expenditures.............................     (1,356)      (1,325)                          (2,681)
Proceeds from sales of capital assets............         --          620                              620
                                                     -------      -------           -----          -------
Net cash provided by (used in) investing
  activities.....................................      3,689         (705)                          (2,061)
FINANCING ACTIVITIES
Net borrowings on revolving credit line..........      5,689                                         5,689
Repayment of term note...........................     (2,000)                                       (2,000)
Payments on capital lease........................         --         (191)                            (191)
                                                     -------      -------           -----          -------
Net cash provided by (used in) financing
  activities.....................................      3,689         (191)                           3,498
Decrease in cash.................................       (577)          --                             (577)
Cash and cash equivalents, beginning of year.....        704           --                              704
                                                     -------      -------           -----          -------
Cash and cash equivalents, end of year...........    $   127      $    --           $              $   127
                                                     =======      =======           =====          =======

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                 GUARANTOR      ELIMINATIONS/
                                                     PARENT     SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                                     ------     ------------    -------------    ------------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.....................................    $ 5,084      $   (89)           $--           $ 4,995
INVESTING ACTIVITIES
Capital expenditures.............................     (4,225)      (3,283)                          (7,508)
                                                     -------      -------            ---           -------
FINANCING ACTIVITIES
Repayment of term note...........................     (2,000)                                       (2,000)
Shares issued under employee stock plans.........        114                                           114
Capital lease financing..........................                   3,485                            3,485
Payments on capital lease........................                    (113)                            (113)
                                                     -------      -------            ---           -------
Net cash provided by (used in) financing
  activities.....................................     (1,886)       3,372                            1,486
                                                     -------      -------            ---           -------
Decrease in cash.................................     (1,027)                                       (1,027)
Cash and cash equivalents, beginning of year.....      1,731                                         1,731
                                                     -------      -------            ---           -------
Cash and cash equivalents, end of year...........    $   704      $    --            $--           $   704
                                                     =======      =======            ===           =======

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                              GUARANTOR     ELIMINATIONS/
                                                   PARENT    SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
                                                   ------    ------------   -------------   ------------
CASH PROVIDED BY OPERATING ACTIVITIES............  $ 7,282     $ 9,011           $            $ 16,293
                                                   -------     -------           ---          --------
INVESTING ACTIVITIES
Capital expenditures.............................   (4,773)     (9,161)                        (13,934)
Proceeds from sales of capital assets............      284         150                             434
                                                   -------     -------           ---          --------
Net cash used in investing activities............   (4,489)     (9,011)                        (13,500)
                                                   -------     -------           ---          --------
FINANCING ACTIVITIES
Net repayments on revolving credit line..........   (2,600)                                     (2,600)
Repayment of term note...........................   (2,000)                                     (2,000)
Shares issued under employee stock plans.........      120                                         120
Repurchase of common stock.......................      (69)                                        (69)
                                                   -------     -------           ---          --------
Net cash used in financing activities............   (4,549)                                     (4,549)
                                                   -------     -------           ---          --------
Decrease in cash.................................   (1,756)                                     (1,756)
Cash and cash equivalents, beginning of year.....    3,487                                       3,487
                                                   -------     -------           ---          --------
Cash and cash equivalents, end of year...........  $ 1,731     $    --           $--          $  1,731
                                                   =======     =======           ===          ========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          Registrant:  NEWCOR, INC.
                                          By:      /s/ JAMES J. CONNOR
                                            ------------------------------------
                                            James J. Connor,
                                            Director, President,
                                            and Co-Chief Executive Officer

Date: 4/01/02

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

                   SIGNATURE                                           TITLE                     DATE SIGNED
                   ---------                                           -----                     -----------

             /s/ BARRY P. BORODKIN                    Director                                     4/01/02
------------------------------------------------
               Barry P. Borodkin

              /s/ JAMES J. CONNOR                     Director, President and Co-Chief             4/01/02
------------------------------------------------      Executive Officer
                James J. Connor

              /s/ JERRY S. FISHMAN                    Director                                     4/01/02
------------------------------------------------
                Jerry S. Fishman

            /s/ NORMAN H. PERLMUTTER                  Director                                     4/01/02
------------------------------------------------
              Norman H. Perlmutter

          /s/ FREDERIC REMINGTON, JR.                 Director                                     4/01/02
------------------------------------------------
            Frederic Remington, Jr.

               /s/ DAVID A. SEGAL                     Chairman and Co-Chief Executive Officer      4/01/02
------------------------------------------------
                 David A. Segal

                                 EXHIBIT INDEX

        The Company and Comerica Bank signed a Forbearance Agreement
  4(x)  dated December 21, 2001.
 23     Consent of Independent Accountants.