Form 10-Q
period 2002-03-31
NEWCOR INC
filed 2002-05-20
CIK 71745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                          Commission file number 1-5985
                                                 ------


                                  NEWCOR, INC.
                                  ------------

             (Exact name of registrant as specified in its charter)

DELAWARE                                                38-0865770
-----------------------------------------  -----------------------------------
(State of incorporation)                   (I.R.S. Employer Identification No.)


43252 Woodward Ave., Suite 240
Bloomfield Hills, Michigan                              48302
------------------------------------------             --------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code  (248) 253-2400
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 4, 2002, the Registrant had 4,949,068 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.

                          PART I. FINANCIAL INFORMATION

                                  NEWCOR, INC.
                             (DEBTOR IN POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                      Three Months Ended

                                                 March 31,         March 31,
                                                   2002              2001
                                                   ----              ----
Sales                                           $   41,765       $   45,797
Cost of sales                                       37,542           42,044
                                                ----------       ----------

Gross margin                                         4,223            3,753
Selling, general and administrative expenses         3,553            4,592
Amortization expense                                    -             1,034
Plant consolidation costs                            1,325               -
                                                ----------       ----------

Operating loss                                        (655)          (1,873)
Other expense:
  Interest expense (Total contractual interest
    was $3,445 for the three months ended
    March 31, 2002)                                 (2,433)          (3,642)
  Reorganization fees                                 (656)              -
  Other professional fees                               -              (300)
  Other expense, net                                   (59)            (139)
                                                ----------       ----------

Loss before income taxes                            (3,803)          (5,954)
Income tax benefit                                      -            (2,025)
                                                ----------       ----------

Net loss                                        $   (3,803)      $   (3,929)
                                                ==========       ==========

Amounts per share of common stock:
  Net loss - basic and diluted                  $   (0.77)       $   (0.79)

Weighted average common shares outstanding           4,949            4,949



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                             (DEBTOR IN POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                               March 31,               December 31,
                                                                                  2002                     2001
                                                                                  ----                     ----
                                                       ASSETS
Current assets:
  Cash and cash equivalents                                                  $     6,357                $       127
  Accounts receivable                                                             28,495                     23,699
  Inventories                                                                     10,323                     11,175
  Other current assets                                                             3,497                      2,864
                                                                             -----------                -----------

Total current assets                                                              48,672                     37,865
Property, plant and equipment, net of
  accumulated depreciation of $40,849
  at 3/31/02 and $39,440 at 12/31/01                                              42,089                     44,670
Cost in excess of assigned value of
  acquired companies, net of amortization                                         37,738                     37,741
Debt issuance costs and other non-current assets                                   9,235                      9,477
                                                                             -----------                -----------

Total assets                                                                 $   137,734                $   129,753
                                                                             ===========                ===========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank and other debt                                                        $    21,439                $   137,934
  Accounts payable                                                                 8,563                     14,049
  Liabilities subject to compromise                                              143,271                         -
  Other accrued liabilities                                                        7,922                     17,332
                                                                             -----------                -----------

Total current liabilities                                                        181,195                    169,315
Other liabilities                                                                 11,394                     11,490
                                                                             -----------                -----------

Total liabilities                                                                192,589                    180,805
                                                                             -----------                -----------

Shareholders' equity:
  Common stock, par value $1 per share                                             5,019                      5,019
  Authorized :  10,000 shares
  Issued:  5,019 shares
  Capital in excess of par                                                         2,415                      2,415
  Treasury stock                                                                    (489)                      (489)
  Accumulated other comprehensive income (loss)                                     (833)                      (833)
  Retained earnings (deficit)                                                    (60,967)                   (57,164)
                                                                             -----------                -----------

Total shareholders' equity (deficit)                                             (54,855)                   (51,052)
                                                                             -----------                ------------

Total liabilities and shareholders' equity                                   $   137,734                $   129,753
                                                                             ===========                ===========


                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                             (DEBTOR IN POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                        Three Months Ended
                                                                                        ------------------

                                                                                March 31,                 March 31,
                                                                                  2002                      2001
                                                                                  ----                      ----
Operating Activities:
  Net (loss) income                                                             $ (3,803)                $   (3,929)
  Depreciation                                                                     2,101                      2,287
  Amortization                                                                        -                       1,034
Deferred taxes                                                                        -                      (2,025)
Other, primarily non-cash plant consolidation costs                                  815                       (369)
Changes in operating assets and liabilities, net                                     798                     (4,726)
                                                                                --------                 ----------

Net cash used in operating activities                                                (89)                    (7,728)
                                                                                --------                 ----------

Investing Activities:
  Capital expenditures                                                              (127)                    (1,124)
  Proceeds from sale of assets                                                        -                         620
                                                                                --------                 ----------

Net cash used in investing activities                                               (127)                      (504)
                                                                                --------                 ----------

Financing Activities:
  Net borrowings on revolving credit line                                          6,838                      8,455
  Repayment of term note                                                            (333)                      (500)
  Payments on capital lease                                                          (59)                       (66)
                                                                                --------                 ----------

Net cash provided by financing activities                                          6,446                      7,889
                                                                                --------                 ----------

Increase (decrease) in cash                                                        6,230                       (343)
Cash and cash equivalents, beginning of period                                       127                        704
                                                                                --------                 ----------

Cash and cash equivalents, end of period                                        $  6,357                 $      361
                                                                                ========                 ==========




                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                             (DEBTOR IN POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Accounting Policies

Basis of Presentation The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the period. Results for interim periods should not be considered indicative of results for a full year. Certain amounts from the prior year have been reclassified to conform to the current period's presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

On February 25, 2002 (the "Petition Date"), Newcor and its subsidiaries (collectively, the "Debtors" or "Newcor"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 02-10575 (MFW).

The accompanying Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization would materially change the amounts and classifications reported in the Consolidated historical financial statements.

As reflected in the Consolidated Financial Statements, "Liabilities Subject to Compromise" refer to Debtors' liabilities incurred prior to the commencement of the Chapter 11 Cases. This amount represents Newcor, Inc.'s estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further developments with respect to disputed claims; (4) rejection of executory contracts and unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. Payment terms for those amounts will be established in connection with the Chapter 11 Cases.

Pursuant to the Bankruptcy Code, the Debtors have filed schedules with the Bankruptcy Court setting forth the asset and liabilities of the Debtors. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 Cases. No bar dates have been set for the filings of proofs of claim against the Debtors. Accordingly, the ultimate number and allowed amount of such claims are not presently known.

Cost in Excess of Assigned Value of Acquired Companies Effective January 1, 2002 the Company implemented SFAS 142 issued by FASB and has not recorded amortization of goodwill for the period ended March 31, 2002. The Company is continuing to evaluate the effects of the pronouncement as to the impairment to the cost in excess of the assigned value of acquired companies, which any impairment will be recognized as of January 1, 2002 as a cumulative effect of a change in accounting principle. For the three months ended March 31, 2001, our reported net loss and earning per share was $(3.9) million and $(0.79), respectively. Adjusted for non-amortization provisions of SFAS No. 142, the Company's reported loss and earning per share would have been $(3.2) million and $(0.65), respectively, resulting in an increase of $0.7 million or $(0.14) per share for the first quarter 2001.

Note 2.    Reorganization

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

Newcor is unable to predict what the treatment will be of creditors and equity holders of the respective Debtors under any proposed plan of reorganization. The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and Newcor's shareholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. Pre-petition creditors may receive under a plan less than 100% of the face value of their claims, and the interests of Newcor's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Debtors or the interests of Newcor's equity security holders. Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 Cases. A date by which creditors must file proofs of claim against the Debtors has not yet been set. Accordingly, the ultimate number and allowed amount of such claims are not presently known.

As of the date hereof, the Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors and certain other pre-petition claims including certain customer program and warranty claims. In addition, in connection with the Filing, the Debtors obtained approval from the Bankruptcy Court to use cash collateral and to borrow $3 million under a debtor-in-possession credit facility from Comerica Bank (the "DIP Financing"). The Company believes, based on information presently available to it, that the cash available from its operations and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing, cash collateral order and cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (vi) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (v) the Company's ability to achieve profitability following such confirmation.

The Company believes this filing with the United States Bankruptcy Court will materially change the future consolidated financial statements of the Company.

Note 3.    Inventory

Inventories are summarized as follows:

                                                                         March 31,                 December 31,
                                                                           2002                        2001
                                                                           ----                        ----
Cost and estimated earnings of uncompleted
contracts in excess of related billings of $1,151
at 3/31/02 and $1,009 at 12/31/01                                       $     (141)                $      270
Raw materials                                                                5,322                      5,672
Work in process                                                                925                      1,021
Finished goods                                                               4,217                      4,212
                                                                        ----------                 ----------

                                                                        $   10,323                 $   11,175
                                                                        ==========                 ==========


Costs and estimated earnings of uncompleted contracts in excess of related billings represents revenue recognized under the percentage of completion method in excess of amounts billed.

Note 4.    Comprehensive Income

Other comprehensive income for the three months ended March 31, 2002 and 2001 was zero, as the only component of other comprehensive income for these periods was the minimum pension liability adjustment which is determined on an annual basis at the end of each fiscal year.

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

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate all corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:


                                       Precision
                                        Machined       Rubber and         Special
                                        Products         Plastic         Machines           Other          Total
                                        --------         -------         --------           -----          -----
Sales to unaffiliated customers
  Three months ended March 31,
  2002                                $    31,908     $    8,549       $     1,308                      $   41,765
  2001                                $    32,778     $    9,161       $     3,858                      $   45,797

Segment operating income
  Three months ended March 31,
  2002                                $     1,494     $      608       $      (655)     $     (777)     $      670
  2001                                $       365     $     (316)      $      (179)     $     (709)     $     (839)

Identifiable assets
  March 31, 2002                      $    88,080     $   24,986       $     6,262      $   18,406      $  137,734
  December 31, 2001                        85,131         24,965             7,172          12,485         129,753


A reconciliation of operating income for reportable segment operating income to consolidated operating income is as follows:



                                                        Three Months Ended
                                                        ------------------

                                                     March 31,       March 31,
                                                      2002             2001
                                                      ----             ----
Operating income for reportable segments            $   1,447      $     (130)
Other operating loss, mainly unallocated
  corporate and other expenses                           (777)           (709)
Amortization expense                                       -           (1,034)
Plant consolidation costs                              (1,325)             -
                                                    ----------     ----------

Consolidated operating loss                         $    (655)     $   (1,873)
                                                    =========      ==========


Plant consolidation costs primarily reflect the shutdown expenses for the Deco Technologies operation that was announced on January 14, 2002. The expenses relate to severance costs and employee benefit expenses, nearly all of which will be incurred by yearend and abandonment of equipment.

Note 6.    Recent Pronouncement

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes FASB Statement No. 121; Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This standard applies to long-lived assets other than goodwill. It describes a probability-weighted cash flow estimation approach regarding the recovery of the carrying amount of long-lived assets, such as property, plant and equipment. The Company has adopted this standard effective January 1, 2002 and the impact on the March 31, 2002 statements is not material.


Note 7.    Credit Arrangements and Debt

A summary of debt at March 31, 2002 and December 31, 2001 is as follows:


                                                                                             2002                      2001
                                                                                             ----                      ----
Revolving credit line (Pre-Petition Bank Facility)                                     $   12,527                 $   5,689
Term note, bank                                                                             2,500                     2,833
Capital lease                                                                               2,876                     2,969
Limited obligation revenue bonds, variable
  interest rate (average 3.0% in 2001 and
  4.3% in 2000)                                                                             6,100                     6,100
Senior Subordinated Notes                                                                 123,000*                  123,000
                                                                                       ----------                 ---------

                                                                                       $  147,003                 $ 140,591
                                                                                       ==========                 =========

*Amount included in liabilities subject to compromise in the balance sheet.

The Company failed to make the required interest payment, due September 4, 2001 and March 1, 2002, on the Notes in the amount of approximately $12.2 million. As such, the Company caused an Event of Default as defined in the Indenture. The Company is currently engaged in discussions with Noteholders and their legal representatives to restructure the Company's indebtedness. As such, all of the Company's Notes have been classified as a current obligation on the Balance Sheet. In addition, the default on the Notes also caused a default on the Bank Facility, and as such, the total indebtedness under the Bank Facility has been classified as current.

In September 1995, Rochester Gear, Inc., a wholly owned subsidiary of the Company (the "Subsidiary"), entered into a loan agreement whereby $6,100 of limited obligation refunding revenue bonds were issued. These bonds mature on January 1, 2008 and are collateralized by the Subsidiary's land, building and equipment and guaranteed by the Company.

The Company currently has received authorization from the Bankruptcy Court to enter into a DIP facility in the amount of $3.0 million, which has not been drawn upon as of March 31, 2002.


Note 8.    Condensed Consolidating Information
           -----------------------------------

The Notes and the Pre-Petition Bank Facility of Newcor, Inc. are guaranteed by all of its wholly-owned subsidiaries, including Grand Machining Co., Deco Technologies, Inc, Deco International, Inc., Turn-Matic Inc., Rochester Gear, Inc., and Plastronics Plus, Inc (the Guarantor Subsidiaries). The guarantee of the Notes and the Facility by the Guarantor Subsidiaries is full and unconditional. The following condensed financial information presents the financial position, results of operations and cash flows of the Company as if it accounted for its subsidiaries on the equity method and the Guarantor Subsidiaries on a combined basis.

                                  NEWCOR, INC.
                             (DEBTOR IN POSSESSION)
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          QUARTER ENDED MARCH 31, 2002
                                 (In thousands)


                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated
Sales                                             $   19,739              $   22,026            $                 $  41,765
Cost of sales                                         17,875                  19,667                                 37,542
                                                  ----------              ----------            ----------        ---------

Gross margin                                           1,864                   2,359                                  4,223
Selling, general and administrative expense            2,168                   1,385                                  3,553
Plant consolidation costs                                 -                    1,325                                  1,325
                                                  ----------              -----------           ----------        ----------

Operating income                                        (304)                   (351)                                  (655)
Other income (expense):
   Interest expense                                   (2,373)                    (60)                                (2,433)
   Restructuring expenses                               (656)                     -                                    (656)
Other                                                    (70)                     11                                    (59)
                                                  -----------             ----------            ----------        ---------


Net loss before income taxes and
  equity in income of consolidated subsidiaries       (3,403)                   (400)                                (3,803)
Income tax benefit                                        -                       -                                      -
                                                  ----------              ----------            ----------        ---------

Net loss before equity in income
  of consolidated subsidiaries                        (3,403)                   (400)                                (3,803)
Equity in income of consolidated subsidiaries           (400)                     -                    400               -
                                                  ----------              ----------            ----------        ---------

Net loss                                          $   (3,803)             $     (400)           $      400        $  (3,803)
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
                                                  ==========              ==========            ==========        =========

                                  NEWCOR, INC.
                             (DEBTOR IN POSSESSION)
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 MARCH 31, 2002
                                 (In thousands)


                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated
Assets
Current Assets:
  Cash and cash equivalents                       $    6,357              $       -             $                 $   6,357
  Accounts receivable                                 16,852                  11,643                                 28,495
  Inventories                                          4,805                   5,518                                 10,323
  Prepaid expenses and other                           2,510                     987                                  3,497
                                                  ----------              ----------            ----------        ---------

Total current assets                                  30,524                  18,148                                 48,672

Property, plant and equipment, net                    19,574                  22,515                                 42,089
Cost in excess of assigned value of acquired
  companies, net of amortization                      37,738                      -                                  37,738
Other non-current assets                               9,002                     233                                  9,235
Investment in subsidiaries                            74,377                      -                (74,377)              -
                                                  ----------              ----------            ----------        ---------

Total assets                                      $  171,215              $   40,896            $  (74,377)       $ 137,734
                                                  ==========              ==========            ==========        =========

Liabilities
Current Liabilities:
  Bank debt and capital lease                     $   15,027              $    6,412            $                 $  21,439
  Accounts payable                                     5,366                   3,197                                  8,563
  Liabilities subject to compromise                  139,459                   3,812                                143,271
  Other accrued liabilities                            5,797                   2,125                                  7,922
                                                  ----------              ----------            ----------        ---------

Total current liabilities                            165,649                  15,546                                181,195

Capital Lease                                             -                    2,564                                  2,564
Intercompany                                          51,805                 (51,805)                                    -
Other non-current liabilities                          8,700                     130                                  8,830
                                                  ----------              ----------            ----------        ---------

Total liabilities                                    226,154                 (33,565)                               192,589
                                                  ----------              ----------            ----------        ---------

Shareholders' Equity
  Common stock                                         5,019                      -                                   5,019
  Capital in excess of par                             2,415                  67,181               (67,181)           2,415
  Accumulated other comprehensive income                (833)                     -                                    (833)
  Retained earnings                                  (61,051)                  7,280                (7,196)         (60,967)
  Treasury stock at cost                                (489)                     -                                    (489)
                                                  ----------              ----------            ----------        ---------

Total shareholders' equity                           (54,939)                 74,461               (74,377)         (54,855)
                                                  ----------              ----------            ----------        ---------

Total liabilities and shareholders' equity        $  172,215              $   40,896            $  (74,377)       $ 137,734
                                                  ==========              ==========            ==========        =========

                                  NEWCOR, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2001
                                 (In thousands)


                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated
ASSETS
Current Assets:
  Cash and cash equivalents                       $      102              $       25            $                 $     127
  Accounts receivable                                 11,566                  12,133                                 23,699
  Inventories                                          5,248                   5,927                                 11,175
  Prepaid expenses and other                           2,054                     810                                  2,864
                                                  ----------              ----------            ----------        ---------

Total current assets                                  18,970                  18,895                                 37,865

Property, plant and equipment, net                    20,392                  24,278                                 44,670
Cost in excess of assigned value of acquired
  companies, net of amortization                       4,571                  33,170                                 37,741
Other non-current assets                               9,233                     244                                  9,477
Investment in subsidiaries                            74,377                      -                (74,377)              -
                                                  ----------              ----------            -----------       ---------

Total assets                                      $  127,543              $   76,587            $  (74,377)       $ 129,753
                                                  ==========              ==========            ===========       =========

Liabilities
Current Liabilities:
  Current portion of debt                         $  131,522              $    6,412            $                 $ 137,934
  Accounts payable                                     6,972                   7,077                                 14,049
  Other accrued liabilities                           15,252                   2,080                                 17,332
                                                  ----------              ----------            ----------        ---------

Total current liabilities                            153,746                  15,569                                169,315

Debt                                                      -                    2,657                                  2,657
Intercompany                                          16,777                 (16,777)                                    -
Other non-current liabilities                          8,703                     130                                  8,833
                                                  ----------              ----------            ----------        ---------

Total liabilities                                    179,226                   1,579                                180,805
                                                  ----------              ----------            ----------        ---------

Shareholders' Equity
  Common stock                                         5,019                      -                                   5,019
  Capital in excess of par                             2,415                  67,181               (67,181)           2,415
  Accumulated other comprehensive income                (833)                     -                                    (833)
  Retained earnings                                  (57,795)                  7,827                (7,196)         (57,164)
  Treasury stock at cost                                (489)                     -                                    (489)
                                                  -----------             ----------            ----------        ----------

Total shareholders' equity                           (51,683)                 75,008               (74,377)         (51,052)
                                                  -----------             ----------            -----------       ----------

Total liabilities and shareholders' equity        $  127,543              $   76,587            $  (74,377)       $ 129,753
                                                  ==========              ==========            ===========       =========

                                  NEWCOR, INC.
                             (DEBTOR IN POSSESSION)
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                          QUARTER ENDED MARCH 31, 2002
                                 (In thousands)


                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated
Cash used in operating activities                 $     (262)             $      173            $                 $     (89)
                                                  ----------              ----------            ----------        ---------

Investing Activities
Capital expeditures                                      (13)                   (114)                                  (127)
                                                  ----------              ----------            ----------        ---------

Net cash provided by (used in) investing
activities                                               (13)                   (114)                                  (127)
                                                  ----------              ----------            ----------        ---------
Financing Activities
Net borrowings on revolving credit line                6,838                      -                                   6,838
Payments on capital lease                                 -                      (59)                                   (59)
Repayment of term note                                  (333)                     -                                    (333)
                                                  ----------              ----------            ----------        ---------

Net cash provided by financing activities              6,505                     (59)                                 6,446
                                                  ----------              ----------            ----------        ---------

Increase (decrease) in cash                            6,230                      -                                   6,230
Cash and cash equivalents, beginning of year             127                      -                                     127
                                                  ----------              ----------            ----------        ---------

Cash and cash equivalents, end of year            $    6,357              $       -             $                 $   6,357
                                                  ==========              ==========            ==========        =========


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

RESULTS OF OPERATIONS

Sales of $41.8 million for the quarter ended March 31, 2002 decreased $4.0 million, or 8.8%, as compared with sales of $45.8 million for the same quarter of 2001. Sales for the Precision Machined Products segment decreased $0.9 million, or 2.7%, to $31.9 million. This was primarily due to lower sales in the automotive market of $0.6 million, or 3.2% from the comparable period in the prior year. Sales to the heavy-duty truck market decreased by $0.2 million, or 2.3% from the comparable period in the prior year. Sales in the agricultural market decreased $0.1 million, or 1.7% compared to prior year. Sales for the Rubber and Plastic segment, which sells into the automotive and light truck market decreased $0.6 million, or 6.7%, from the same quarter in 2001. Sales for the Special Machines segment decreased $2.6 million, or 66.1%, to $1.3 million from $3.9 million in the first quarter of 2001. The decrease in the Special Machines segment is due to overall market decline in capital goods.

Gross margin was $4.2 million, or 10.1% of sales, for the quarter ended March 31, 2002 compared with $3.8 million, or 8.2% of sales, for the same period of 2001. In the Precision Machined Products segment the gross margin increase is due to price increases, productivity improvements and reduced scrap totaling $0.8 million. In the Rubber and Plastics segments gross margin increased $0.6 million due to productivity improvements and cost reductions. These improvements were partially offset by reduced margins in the Special Machines segment caused by the lower sales.

Selling, general and administrative expenses ("SG&A") was $3.6 million for the quarter ended March 31, 2002 and $4.6 million for the quarter ended March 31, 2001 a decrease of $1.0 million, or 21.7%. The decrease in SG&A expense was lower due to salaried headcount reductions throughout all segments.

Consolidated operating loss for the first quarter of 2002 was $0.7 million, or 1.6% of sales, compared with an operating loss of $1.9 million, or 4.1% of sales for the same period one year ago. The loss for the quarter ended March 31, 2002 includes plant consolidation costs of $1.3 million relating to the shutdown of the Deco Technologies operation. The reduced operating loss was due primarily to the factors noted above relating to gross margin and SG&A.

Operating income for the Precision Machined Products segment was $1.5 million in the quarter ended March 31, 2002 compared with $0.4 million in the same period of 2001. The increase in operating income is due to increased pricing, productivity improvements, and cost reductions slightly offset by lost margin on lower sales.

Operating income for the Rubber and Plastic segment was $0.6 million in the quarter ended March 31, 2002 compared to an operating loss of $0.3 million in the same period of 2001. The increase in operating income is primarily due to productivity improvements and cost reductions implemented by the Company.

Operating loss for the Special Machines segment decrease $0.7 million in the quarter ended March 31, 2002 compared with an operating loss of $0.2 million in the same period of 2001. The decrease in operating income was primarily due to the lost margin on lower sales partially offset by headcount reductions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") were $2.8 million for the quarter ended March 31, 2002. The Company's capital expenditures for the quarter ended March 31, 2002 were $0.1 million. The Company used net cash of approximately $1.3 million from changes in accounts receivable, inventory and accounts payable, $0.7 million of professional fees and $0.2 million of interest during the first quarter of 2002. Cash on hand at March 31, 2002 was $6.4 million, the net effect of which increased bank borrowing by $6.5 million.

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

As of the date hereof, the Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors and certain other pre-petition claims including certain customer program and warranty claims. In addition, in connection with the Filing, the Debtors obtained approval from the Bankruptcy Court to use cash collateral and to borrow $3 million under a debtor-in-possession credit facility from Comerica Bank (the "DIP Financing"). The Company believes, based on information presently available to it, that the cash available from its operations and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing, cash collateral order and cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (vi) confirmation of a plan or plans of reorganization under the Bankruptcy Code, and (v) the Company's ability to achieve profitability following such confirmation.

Prior to the Filing, on December 19, 2001, the Company, in connection with its Pre-Petition Bank Facility with Comerica Bank, had entered into a Forbearance Agreement in which certain restrictive covenants were agreed to by Comerica Bank and the Company. These covenants included a limit on the revolving credit loan beginning at $10.0 million as of December 19, 2001, and increasing to $13.5 million on February 15, 2002. In addition, the Agreement required certain appraisals be completed prior to March 1, 2002, as well as a definitive agreement with the Company's debenture holders be in place as of March 1, 2002.

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

The Company failed to make the required interest payment, due September 4, 2001 and on March 1, 2002, on the Senior Subordinated Notes (the "Notes") in the amount of approximately $12.2 million. As such, the Company caused an Event of Default as defined in the Indenture. The Company is currently engaged in discussions with Noteholders and their legal representatives to restructure the Company's indebtedness. As such, all of the Company's Notes have been classified as a current obligation, subject to compromise, on the balance sheet at March 31, 2002. In addition, the default on the Notes also caused a default on the Bank Facility, and as such, the total indebtedness under the Bank Facility has been classified as current.

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

As a result of the use of cash collateral and the DIP Financing on February 28, 2002 certain changes in the schedule of payments are required by the Company which were not in effect at December 31, 2001. The effect of the Filing and subsequent plan of reorganization to be filed with the Court, as it relates to the payment requirements scheduled, cannot be ascertained at this time. The table below reflects contractual commitments in the cash collateral order as of March 31, 2002:


                                                                             (in thousands of dollars)
                                                                        Due in the Year Ended December 31,
                                                      ------------------------------------------------------------------------
Pre-petition Obligations                               2002         2003          2004         2005         2006         Later
------------------------                               ----         ----          ----         ----         ----         -----
Revolving Credit Line                $12,500          $12,500
Term Loan                              2,500              250      $1,200       $1,050
Industrial Revenue Bonds               6,100                                                                             6,100*
Operating Leases                      19,800            5,600       5,800        5,000        2,000        1,200           200
Capitalized Leases                     3,000              300         300          300          300          300         1,500
Subordinated Debentures              123,000          123,000
                                     -------         --------      ------       ------       ------       ------        ------

Totals                              $166,900         $141,650      $7,300       $6,350       $2,300       $1,500        $7,800
                                    ========         ========      ======       ======       ======       ======        ======

*Comerica Bank can accelerate payment under the related letter of credit.

The Company has not recognized tax benefits relating to current operating losses and loss carryforwards since realization of these tax benefits is not assured. The Filing and the related tax effect of the restructuring of the Company's debt obligations may have a negative effect on the tax carrying value of certain assets. No assurance can be made as to the actual tax basis of such assets and the related effect on the Company's effective tax rate until a plan of reorganization is confirmed by the Creditors and approved by the Court.

No dividends were declared or paid during 2002 and 2001.

CAUTIONARY STATEMENTS UNDER THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section constitute "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. A number of factors could cause actual results to differ materially from those included in or suggested by such forward-looking statements, including without limitation: the cyclical nature of the industries served by the Company, all of which have encountered significant downturns in the past; the level of production by and demand from the Company's principal customers, upon which the Company is substantially dependent, including the three major domestic automobile manufacturers; whether, when and to what extent expected orders materialize; the impact on the Company of actions by its competitors, some of which are significantly larger and have greater financial and other resources than the Company. All forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section are qualified by such factors. The Company disclaims any obligation to update any such forward-looking statements.

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


                                                        NEWCOR, INC.

                                                        ------------------------
                                                        Registrant

   Date:    May 20, 2002
            ------------                                /s/ James J. Connor
                                                        ------------------------
                                                          James J. Connor
                                                          President and co-Chief
                                                          Executive Officer