Form 10-Q
period 2002-06-30
NEWCOR INC
filed 2002-08-14
CIK 71745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                          Commission file number 1-5985
                                                 ------


                                  NEWCOR, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                             38-0865770
------------------------                  ------------------------------------
(State of incorporation)                  (I.R.S. Employer Identification No.)


43252 Woodward Ave., Suite 240
Bloomfield Hills, Michigan                                             48302
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code  (248) 253-2400
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 9, 2002, the Registrant has 4,949,068 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.

                          PART I. FINANCIAL INFORMATION

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                      Three Months Ended       Six Months Ended
                                                     --------------------    --------------------
                                                      June 30,   June 30,     June 30,    June 30,
                                                        2002       2001         2002        2001
                                                     --------    --------    --------    --------
Sales                                                $ 49,414    $ 50,347    $ 91,179    $ 96,144
Cost of sales                                          41,047      44,893      78,589      86,937
                                                     --------    --------    --------    --------

Gross margin                                            8,367       5,454      12,590       9,207
Selling, general and administrative expenses            4,056       4,061       7,609       8,653
Amortization expense                                       --       1,032          --       2,066
Plant consolidation costs                                  --          --       1,325          --
Restructuring charge                                       --         450          --         450
Impairment of cost in excess of assigned
value of acquired companies                            29,093          --      29,093          --
                                                     --------    --------    --------    --------

Operating income (loss)                               (24,782)        (89)    (25,437)     (1,962)
Other expense:
  Interest expense (total contractual interest was
  $6,978 for the six months ended 6/30/02)               (497)     (3,625)     (2,930)     (7,267)
  Reorganization fees                                  (1,500)                 (2,156)       (300)
  Other income (expense), net                              44        (177)        (15)       (316)
                                                     --------    --------    --------    --------

Income (loss) before income taxes and
Cumulative effect of accounting change                (26,735)     (3,891)    (30,538)     (9,845)
Income tax provision (benefit)                             --      (1,326)         --      (3,351)
                                                     --------    --------    --------    --------

Net income (loss) before cumulative effect
of accounting change                                  (26,735)     (2,565)    (30,538)     (6,494)
                                                     --------    --------    --------    --------

Cumulative effect of accounting change,
net of income taxes                                        --          --      (8,645)         --
                                                     --------    --------    --------    --------

Net income (loss)                                    $(26,735)   $ (2,565)   $(39,183)   $ (6,494)
                                                     ========    ========    ========    ========

Amounts per share of common stock:
  Net income (loss) before cumulative
  effect accounting change - basic and diluted       $  (5.40)   $  (0.52)   $  (6.17)   $  (1.31)
  Cumulative effect of accounting change,
  net of income taxes                                $     --    $     --    $  (1.75)   $     --
  Net income (loss) - basic and diluted              $  (5.40)   $  (0.52)   $  (7.92)   $  (1.31)
Weighted average common shares outstanding              4,949       4,949       4,949       4,949

                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      June 30,      December 31,
                                                        2002            2001
                                                      --------      ------------
                          ASSETS

Current assets:
  Cash and cash equivalents                           $  15,222       $     127
  Accounts receivable                                    25,408          23,699
  Inventories                                            11,683          11,175
  Other current assets                                    2,831           2,864
                                                      ---------       ---------

Total current assets                                     55,144          37,865
Property, plant and equipment, net of
  accumulated depreciation of $42,478
  at 6/30/02 and $39,440 at 12/31/01                     40,260          44,670
Cost in excess of assigned value of
  acquired companies, net of amortization                    --          37,741
Debt issuance costs and other non-current assets          9,153           9,477
                                                      ---------       ---------

Total assets                                          $ 104,557       $ 129,753
                                                      =========       =========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank and other debt                                 $  21,439       $ 137,934
  Accounts payable                                        8,560          14,049
  Liabilities subject to compromise                     143,271              --
  Other accrued liabilities                              10,217          17,332
                                                      ---------       ---------

Total current liabilities                               183,487         169,315
Other liabilities                                        11,305          11,490
                                                      ---------       ---------

Total liabilities                                       194,792         180,805
                                                      ---------       ---------

Shareholders' equity:
  Common stock, par value $1 per share
    Authorized: 10,000 shares
    Issued:  5,019 shares                                 5,019           5,019
  Capital in excess of par                                2,415           2,415
  Treasury stock                                           (489)           (489)
  Accumulated other comprehensive income                   (833)           (833)
  Retained earnings (deficit)                           (96,347)        (57,164)
                                                      ---------       ---------

Total shareholders' equity (deficit)                    (90,235)        (51,052)
                                                      ---------       ---------

Total liabilities and shareholders' equity            $ 104,557       $ 129,753
                                                      =========       =========


                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                             Six Months Ended
                                                         ------------------------
                                                         June 30,       June 30,
                                                           2002           2001
                                                         --------       --------
Operating Activities:
  Net income (loss)                                      $(39,183)      $ (6,494)
  Depreciation                                              4,003          4,595
  Impairment and amortization of goodwill                  37,741          2,066
Other, net                                                    878           (646)
Changes in operating assets and liabilities, net            5,483         (2,126)
                                                         --------       --------

Net cash provided by (used by) operations                   8,922         (2,605)
                                                         --------       --------

Investing Activities:
  Capital expenditures                                       (198)        (2,828)
  Proceeds from sales of capital assets                        --            620
                                                         --------       --------

Net cash used in investing activities                        (198)        (2,208)
                                                         --------       --------

Financing Activities:
  Net borrowings on revolving credit line                   6,838          5,495
  Repayment of term note                                     (333)        (1,000)
  Payment on capital lease                                   (134)          (129)
                                                         --------       --------

Net cash provided by (used in) financing activities         6,371         (4,366)
                                                         --------       --------

Increase (decrease) in cash and cash equivalents           15,095           (447)
Cash and cash equivalents, beginning of period                127            704
                                                         --------       --------

Cash and cash equivalents, end of period                 $ 15,222       $    257
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

The accompanying Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements. Further, a plan of reorganization would materially change the amounts and classifications reported in the consolidated historical financial statements.

As reflected in the Consolidated Financial Statements, "Liabilities Subject to Compromise" refers to Debtors' liabilities incurred prior to the commencement of the Chapter 11 Cases. This amount represents Newcor, Inc.'s estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further developments with respect to disputed claims; (4) rejection of executory contracts and unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. Payment terms for those amounts will be established in connection with the Chapter 11 Cases.

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

COST IN EXCESS OF ASSIGNED VALUE OF ACQUIRED COMPANIES (GOODWILL) Effective January 1, 2002 the Company implemented Statement of Financial Accounting Standards No. 142. The pronouncement requires an impairment analysis be performed using various criteria to determine total value of the businesses acquired. The Company generally uses discounted cash flow as a measurement of enterprise value. As discussed Note 7, the Company was notified by a major customer, that it would not renew a sales contract for a certain assembly, which required an impairment charge of $29.1 million to be recorded in the three months ended June 30, 2002.

In accordance with provisions of SFAS No. 142 and as of January 1, 2002, the Company completed its two step impairment analysis during the quarter ended June 30, 2002. This analysis resulted in an impairment loss at certain of its reporting units of approximately $8.6 million, which amount has not been previously reported and relates to the quarter ended March 31, 2002.

For the three months ended June 30, 2001, our reported net loss and loss per share were $(2.6) million and $(0.52), respectively. Adjusted for non-amortization provisions of SFAS No. 142, the Company's reported net loss and loss per share would have been $(1.9) million and $(0.38), respectively, resulting in an increase of $0.7 million or $0.14 per share for the second quarter 2001.

For the six months ended June 30, 2001, our reported net loss and per share were $(6.5) million and $(1.31), respectively. Adjusted for non-amortization provisions of SFAS No. 142, the Company's reported net loss and loss per share would have been $(5.1) million and $(1.04), respectively, resulting in an increase of $1.4 million or $0.27 per share for the six months ended June 30, 2001.

Note 2.    Reorganization

The Debtors filed for relief under Chapter 11 to address liquidity issues resulting from the current economic downturn, which substantially and generally harmed the automotive supply and heavy truck industry. As a consequence of the Filing, all pending litigation against the Debtors is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. In addition, pursuant to section 365 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code. A creditors' committee has been appointed as the official committee in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. Newcor expects that the appointed committee will play an important role in the Chapter 11 Cases and the negotiation of the terms of the Chapter 11 plan of reorganization. Newcor anticipates that substantially all liabilities of the Debtors as of the date of the Filing will be resolved under a Chapter 11 plan of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file and seek confirmation of such a plan, there can be no assurance as to when the Debtors will file such a plan, or that such a plan will be confirmed by the Bankruptcy Court and consummated. As provided by the Bankruptcy Code, the Debtors have the exclusive right to propose a plan of reorganization within 120 days following the Petition Date and to solicit votes for such a plan for 180 days. The Debtors have been granted an extension of the exclusivity period for filing a plan of reorganization to August 26, 2002. If the Debtors fail to file a plan of reorganization during such period or any further extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

Newcor is unable to predict what the treatment will be of creditors and equity holders of the respective Debtors under any proposed plan of reorganization. The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and Newcor's shareholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. Pre-petition creditors may receive under a plan less than 100% of the face value of their claims, and the interests of Newcor's equity security holders may be substantially diluted or cancelled in whole or in part. As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Debtors or the interests of Newcor's equity security holders. Pursuant to the Bankruptcy Code, schedules have been filed by the Debtors with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the date of the Filing. Differences between amounts recorded by the Debtors and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 Cases. A date by which creditors must file proofs of claim against the Debtors was set for July 18, 2002. Accordingly, the ultimate number and allowed amount of such claims are presently being reviewed.

As of the date hereof, the Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors and certain other pre-petition claims including certain customer program and warranty claims. In addition, in connection with the Filing, the Debtors obtained approval from the Bankruptcy Court to use cash collateral and to borrow $3 million under a debtor-in-possession credit facility from Comerica Bank (the "DIP Financing"). The Company believes, based on information presently available to it, that the cash available from its operations and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing, cash collateral order and cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code, (v) the Company's ability to obtain profitable new business and (vi) the Company's ability to achieve profitability following such confirmation.

The Company believes this filing with the United States Bankruptcy Court will materially change the future consolidated financial statements of the Company.

Note 3.    Inventory

Inventories are summarized as follows:

                                                          June 30,         December 31,
                                                            2002               2001
                                                          --------         ------------
Costs and estimated earnings on uncompleted
contracts in excess of related billings of $2,544
at 6/30/02 and $1,009 at 12/31/01                          $ 1,217          $   270
Raw materials                                                5,080            5,672
Work in process                                              1,022            1,021
Finished goods                                               4,364            4,212
                                                           -------          -------
                                                           $11,683          $11,175
                                                           =======          =======

Costs and estimated earnings on uncompleted contracts in excess of related billings represents revenue recognized under the percentage of completion method in excess of amounts billed.



Note 4.    Comprehensive Income

Other comprehensive income for the six months ended June 30, 2002 and 2001 was zero, as the only component of other comprehensive income for these periods was the minimum pension liability adjustment which is determined on an annual basis at the end of each fiscal year.

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

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate all corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

                                       Precision
                                        Machined      Rubber and         Special
                                        Products        Plastic          Machines          Other          Total
                                      -----------     ----------       -----------      ----------      ----------
Sales to unaffiliated customers
  Three months ended June 30,
  2002                                $    36,100     $    9,576       $     3,738                      $   49,414
  2001                                     33,582         10,302             6,463                          50,347
  Six months ended June 30,
  2002                                $    68,008     $   18,125       $     5,046                      $   91,179
  2001                                     66,360         19,463            10,321                          96,144

Operating income
  Three months ended June 30,
  2002                                $     3,571     $      895       $       584      $     (739)     $    4,311
  2001                                        952            579               429          (1,017)            943
  Six months ended June 30,
  2002                                $     5,065     $    1,503       $       (71)     $   (1,516)     $    4,981
  2001                                      1,317            263               250          (1,726)            104

Identifiable assets
  June 30, 2002                       $    54,061     $   17,948       $     7,661      $   24,887      $  104,557
  December 31, 2001                        85,131         24,965             7,172          12,485         129,753

A reconciliation of operating income for reportable segments to consolidated operating income is as follows:


                                                       Three Months Ended                  Six Months Ended
                                                    -------------------------         --------------------------
                                                    June 30,        June 30,           June 30,         June 30,
                                                      2002            2001              2002              2001
                                                    ---------      ----------         ---------         --------
Operating income for reportable segments            $   5,050      $    1,960         $   6,497         $  1,830
Other operating loss, unallocated
  corporate and other expenses including
  a restructuring charge                                 (739)         (1,017)           (2,841)          (1,726)
Amortization expense                                  (29,093)         (1,032)          (29,093)          (2,066)
                                                    ---------      ----------         ---------         --------

Consolidated operating income (loss)                $ (24,782)     $      (89)        $ (25,437)        $ (1,962)
                                                    =========      ==========         =========         ========

Note 6.    Recent Pronouncement

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes FASB Statement No. 121; Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This standard applies to long-lived assets other than goodwill. It describes a probability-weighted cash flow estimation approach regarding the recovery of the carrying amount of long-lived assets, such as property, plant and equipment. The Company has adopted this standard effective January 1, 2002 and the impact on the June 30, 2002 statement is not material.

Note 7.    Recent Developments

The Company was notified in July 2002 that a major customer will not renew a sales contract for a certain assembly. The current contract expires in January 2003. Sales of that assembly were approximately 16% of total sales of the Company for the six months ended June 30, 2002. The lost contract resulted in an impairment charge in the three months ended June 30, 2002 of $29.1 million.

Note 8.    Credit Arrangements and Debt

A summary of debt at June 30, 2002 and December 31, 2001 is as follows:

                                                              2002               2001
                                                            --------           --------

Revolving credit line (Pre-Petition Bank Facility)          $ 12,527           $  5,689
Term note, bank                                                2,500              2,833
Capital lease                                                  2,783              2,969
Limited obligation revenue bonds, variable
  interest rate (average 3.0% in 2001 and
  4.3% in 2000)                                                6,100              6,100
Senior Subordinated Notes                                    123,000*           123,000
                                                            --------           --------

                                                            $146,910           $140,591
                                                            ========           ========

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

The Company currently has received authorization from the Bankruptcy Court to enter into a DIP facility in the amount of $3.0 million, which has not been drawn upon as of June 30, 2002.

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

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 2002
                                 (In thousands)

                                                                           Guarantor          Eliminations/
                                                    Parent               Subsidiaries          Adjustments      Consolidated
                                                  ----------             ------------         -------------     ------------
Sales                                             $   23,229              $   26,185            $      -          $  49,414
Cost of sales                                         19,383                  21,664                                 41,047
                                                  ----------              ----------            ----------        ---------

Gross margin                                           3,846                   4,521                                  8,367
Selling, general and administrative expense            2,165                   1,891                                  4,056
Impairment charge                                         -                   29,093                                 29,093
                                                  ----------              ----------            ----------        ---------

Operating income (loss)                                1,681                 (26,463)                               (24,782)
Other income (expense):
   Interest expense                                     (439)                    (58)                                  (497)
   Restructuring charge                               (1,500)                     -                                  (1,500)
Other                                                     26                      18                                     44
                                                  ----------              ----------            ----------        ---------

Net loss before income taxes,
  equity in income of
  consolidated subsidiaries
  and before cumulative effect
  of accounting change                                  (232)                (26,503)                               (26,735)

Income tax provision (benefit)                            -                       -                     -                -
                                                  ----------              ----------            ----------        ---------

Net loss before equity in income
  of guarantor subsidiaries before cumulative
  effect of accounting change, net of taxes             (232)                (26,503)                               (26,735)

Equity in income of guarantor subsidiaries           (26,503)                     -                 26,503               -
                                                  ----------              ----------            ----------        ---------

Cumulative effect of accounting change,                                           -
                                                  ----------              ----------            ----------        ---------
net of income taxes

Net income (loss)                                 $  (26,735)             $  (26,503)           $   26,503        $ (26,735)
                                                  ==========              ==========            ==========        =========

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                           QUARTER ENDED JUNE 30, 2001
                                 (In thousands)

                                                                           Guarantor          Eliminations/
                                                    Parent               Subsidiaries          Adjustments      Consolidated
                                                  ----------             ------------         -------------     ------------

Sales                                             $   26,129              $   24,218            $      -          $  50,347
Cost of sales                                         23,397                  21,496                                 44,893
                                                  ----------              ----------            ----------        ---------

Gross margin                                           2,732                   2,722                                  5,454
Selling, general and administrative expense            2,379                   1,682                                  4,061
Amortization expense                                     430                     602                                  1,032
Nonrecurring loss                                        450                                                            450
                                                  ----------              ----------            ----------        ---------

Operating income (loss)                                 (527)                    438                                    (89)
Other income (expense):
   Interest expense                                   (3,562)                    (63)                                (3,625)
Other                                                    (87)                    (90)                                  (177)
                                                  ----------              -----------           ----------        ---------

Net loss before income taxes and
  equity in income of consolidated subsidiaries       (4,176)                    285                                 (3,891)
Income tax provision (benefit)                        (1,423)                     97                                 (1,326)
                                                  -----------             ----------            ----------        ----------

Net loss before equity in income
  of guarantor subsidiaries                           (2,753)                    188                                 (2,565)
Equity in income of guarantor subsidiaries               188                                          (188)
                                                  ----------              ----------            -----------       ---------

Net income (loss)                                 $   (2,565)             $      188            $     (188)       $  (2,565)
                                                  ==========              ==========            ==========        =========

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          SIX MONTH ENDED JUNE 30, 2002
                                 (In thousands)

                                                                           Guarantor          Eliminations/
                                                    Parent               Subsidiaries          Adjustments      Consolidated
                                                  ----------             ------------         -------------     ------------
Sales                                             $   42,968              $   48,211            $      -          $  91,179
Cost of sales                                         37,258                  41,331                                 78,589
                                                  ----------              ----------            ----------        ---------

Gross margin                                           5,710                   6,880                                 12,590
Selling, general and administrative expense            4,333                   3,276                                  7,609
Impairment charge                                         -                   29,093                                 29,093
Plant consolidation costs                                 -                    1,325                                  1,325
                                                  ----------              ----------            ----------        ---------

Operating income                                       1,377                 (26,814)                               (25,437)
Other income (expense):
   Interest expense                                   (2,812)                   (118)                                (2,930)
   Restructuring fees                                 (2,156)                     -                                  (2,156)
Other                                                    (44)                     29                                    (15)
                                                  ----------              ----------            ----------        ---------

Net loss before income taxes,
  equity in income of
  consolidated subsidiaries
  and before cumulative
  effect of accounting change                         (3,635)                (26,903)                               (30,538)

Income tax provision (benefit)                            -                       -                     -                -
                                                  ----------              ----------            ----------        ---------

Net loss before equity in income
  of guarantor subsidiaries before cumulative
  effect of accounting change, net of taxes           (3,635)                (26,903)                               (30,538)

Equity in income of guarantor subsidiaries           (26,903)                     -                 26,903               -
                                                  -----------             ----------            ----------        ---------

Cumulative effect of accounting change,               (8,645)                     -                                  (8,645)
                                                  ----------              ----------            ----------        ---------
net of income taxes

Net income (loss)                                 $  (39,183)             $  (26,903)           $   26,903        $ (39,183)
                                                  ==========              ==========            ==========        =========

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2001
                                 (In thousands)

                                                                           Guarantor          Eliminations/
                                                    Parent               Subsidiaries          Adjustments      Consolidated
                                                  ----------             ------------         -------------     ------------
Sales                                             $   48,783              $   47,361            $      -          $  96,144
Cost of sales                                         44,104                  42,833                                 86,937
                                                  ----------              ----------            ----------        ---------

Gross margin                                           4,679                   4,528                                  9,207
Selling, general and administrative expense            5,102                   3,550                                  8,652
Amortization expense                                     860                   1,207                                  2,067
Nonrecurring loss                                        450                                                            450
                                                  ----------              ----------            ----------        ---------

Operating income                                      (1,733)                   (229)                                (1,962)
Other income (expense):
   Interest expense                                   (7,138)                   (129)                                (7,267)
   Other professional fees                              (300)                                                          (300)
   Other                                                (141)                   (175)                                  (316)
                                                  ----------              ----------            ----------        ---------

Loss before income taxes and
  equity in income of guarantor subsidiaries          (9,312)                   (533)                                (9,845)
Income tax benefit                                    (3,170)                   (181)                                (3,351)
                                                  ----------              ----------            ----------        ----------

Loss before equity in income
  of guarantor subsidiaries                           (6,142)                   (352)                                (6,494)
Equity in income of guarantor subsidiaries              (352)                                          352
                                                  ----------              ----------            ----------        ---------

Net income (loss)                                 $   (6,494)             $     (352)           $      352        $  (6,494)
                                                  ==========              ==========            ==========        =========

                                  NEWCOR, INC.
                             (DEBTOR IN POSSESSION)
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JUNE 30, 2002
                                 (In thousands)

                                                                           Guarantor          Eliminations/
                                                    Parent               Subsidiaries          Adjustments      Consolidated
                                                  ----------             ------------         -------------     ------------
Assets
Current Assets:
  Cash and cash equivalents                       $   15,222              $       -             $                 $  15,222
  Accounts receivable                                 13,415                  11,993                                 25,408
  Inventories                                          6,449                   5,234                                 11,683
  Prepaid expenses and other                           2,277                     554                                  2,831
                                                  ----------              ----------            ----------        ---------

Total current assets                                  37,363                  17,781                                 55,144

Property, plant and equipment, net                    19,025                  21,235                                 40,260
Cost in excess of assigned value of acquired
  companies, net of amortization                          -                       -                                      -
Other non-current assets                               8,931                     222                                  9,153
Investment in subsidiaries                            74,377                      -                (74,377)              -
                                                  ----------              ----------            ----------        ---------

Total assets                                      $  139,696              $   39,238            $  (74,377)       $ 104,557
                                                  ==========              ==========            ==========        =========

Liabilities
Current Liabilities:
  Bank debt and capital lease                     $   15,027              $    6,412            $                 $  21,439
  Accounts payable                                     5,471                   3,089                                  8,560
  Liabilities subject to compromise                  139,459                   3,812                                143,271
  Other accrued liabilities                            6,937                   3,280                                 10,217
                                                  ----------              ----------            ----------        ---------

Total current liabilities                            166,894                  16,593                                183,487

Capital Lease                                             -                    2,471                                  2,471
Intercompany                                          23,568                 (23,568)                                    -
Other non-current liabilities                          8,704                     130                                  8,834
                                                  ----------              ----------            ----------        ---------

Total liabilities                                    199,166                  (4,374)                               194,792
                                                  ----------              ----------            ----------        ---------

Shareholders' Equity
  Common stock                                         5,019                                                          5,019
  Capital in excess of par                             2,415                  67,181               (67,181)           2,415
  Accumulated other comprehensive income                (833)                                                          (833)
  Retained earnings                                  (65,582)                (23,569)               (7,196)         (96,347)
  Treasury stock at cost                                (489)                                                          (489)
                                                  ----------              ----------            ----------        ---------

Total shareholders' equity (deficit)                 (59,470)                 43,612               (74,377)         (90,235)
                                                  ----------              ----------            ----------        ---------

Total liabilities and shareholders' equity        $  139,696              $   39,238            $  (74,377)       $ 104,577
                                                  ==========              ==========            ==========        =========

                                  NEWCOR, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2001
                                 (In thousands)

                                                                          Guarantor           Eliminations/
                                                    Parent               Subsidiaries          Adjustments      Consolidated
                                                  ----------             ------------         -------------     ------------
Assets
Current Assets:
  Cash and cash equivalents                       $      102              $       25            $                 $     127
  Accounts receivable                                 11,566                  12,133                                 23,699
  Inventories                                          5,248                   5,927                                 11,175
  Prepaid expenses and other                           2,054                     810                                  2,864
                                                  ----------              ----------            ----------        ---------

Total current assets                                  18,970                  18,895                                 37,865

Property, plant and equipment, net                    20,392                  24,278                                 44,670
Cost in excess of assigned value of acquired
  companies, net of amortization                       4,571                  33,170                                 37,741
Other non-current assets                               9,233                     244                                  9,477
Investment in subsidiaries                            74,377                      -                (74,377)              -
                                                  ----------              ----------            -----------       ---------

Total assets                                      $  127,543              $   76,587            $  (74,377)       $ 129,753
                                                  ==========              ==========            ===========       =========

Liabilities
Current Liabilities:
  Current portion of debt                         $  131,522              $    6,412            $                 $ 137,934
  Accounts payable                                     6,972                   7,077                                 14,049
  Other accrued liabilities                           15,252                   2,080                                 17,332
                                                  ----------              ----------            ----------        ---------

Total current liabilities                            153,746                  15,569                                169,315

Debt                                                      -                    2,657                                  2,657
Intercompany                                          16,777                 (16,777)                                    -
Other non-current liabilities                          8,703                     130                                  8,833
                                                  ----------              ----------            ----------        ---------

Total liabilities                                    179,226                   1,579                                180,805
                                                  ----------              ----------            ----------        ---------

Shareholders' Equity
  Common stock                                         5,019                      -                                   5,019
  Capital in excess of par                             2,415                  67,181               (67,181)           2,415
  Accumulated other comprehensive income                (833)                     -                                    (833)
  Retained earnings                                  (57,795)                  7,827                (7,196)         (57,164)
  Treasury stock at cost                                (489)                     -                                    (489)
                                                  -----------             ----------            ----------        ----------

Total shareholders' equity                           (51,683)                 75,008               (74,377)         (51,052)
                                                  -----------             ----------            -----------       ----------

Total liabilities and shareholders' equity        $  127,543              $   76,587            $  (74,377)       $ 129,753
                                                  ==========              ==========            ===========       =========

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002
                                 (In thousands)

                                                                           Guarantor          Eliminations/
                                                    Parent               Subsidiaries          Adjustments      Consolidated
                                                  ----------             ------------         -------------     ------------
Cash provided by (used in) operating activities   $    8,701              $      221            $      -          $   8,922
                                                  ----------              ----------            ----------        ---------

Investing Activities
Capital expenditures                                    (111)                    (87)                                  (198)
                                                  ----------              ----------            ----------        ---------

Net cash used in investing activities                   (111)                    (87)                                  (198)
                                                  ----------              ----------            ----------        ---------

Financing Activities
Net borrowings on revolving credit line                6,838                      -                                   6,838
Payments on capital lease                                 -                     (134)                                  (134)
Repayment of term note                                  (333)                     -                                    (333)
                                                  ----------              ----------            ----------        ---------

Net cash provided by financing activities              6,505                    (134)                                 6,371
                                                  ----------              ----------            ----------        ---------

Increase (decrease) in cash                           15,095                      -                                  15,095
Cash and cash equivalents, beginning of year             127                      -                                     127
                                                  ----------              ----------            ----------        ---------

Cash and cash equivalents, end of year            $   15,222              $       -             $      -          $  15,222
                                                  ==========              ==========            ==========        =========



                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2001
                                 (In thousands)

                                                                           Guarantor          Eliminations/
                                                    Parent               Subsidiaries          Adjustments      Consolidated
                                                  ----------             ------------         -------------     ------------
Cash provided by (used in) operating activities   $   (3,330)             $      725            $      -          $  (2,605)
                                                  ----------              ----------            ----------        ---------

Investing Activities
Capital expenditures                                  (1,612)                 (1,216)                                (2,828)
Proceeds from sale of capital asset                                              620                                    620
                                                  ----------              ----------            ----------        ---------

Net cash used in investing activities                 (1,612)                   (596)                                (2,208)
                                                  ----------              ----------            ----------        ---------

Financing Activities
Net borrowings on revolving credit line                5,495                                                          5,495
Payments on capital lease                                                       (129)                                  (129)
Repayment of term note                                (1,000)                                                        (1,000)
                                                  ----------              ----------            ----------        ---------

Net cash provided by financing activities              4,495                    (129)                                 4,366
                                                  ----------              ----------            ----------        ---------

Decrease in cash                                        (447)                                                          (447)
Cash and cash equivalents, beginning of year             704                                                            704
                                                  ----------              ----------            ----------        ---------

Cash and cash equivalents, end of year            $      257              $       -             $      -          $     257
                                                  ==========              ==========            ==========        =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales of $49.4 million for the quarter ended June 30, 2002 decreased $0.9 million, or 1.8%, as compared with sales of $50.3 million for the same quarter of 2001. Sales for the Precision Machined Products segment increased $2.5 million, or 7.5%, to $36.1 million. The increase is primarily due to increased sales to the heavy-duty truck market of $2.9 million, or 25.4%, to $14.2 million as compared to $11.3 million in the first quarter of 2001. Automotive market sales declined $0.4 million, or 2.1%, to $17.0 million. Sales to the agricultural market were flat for the quarter ended June 30, 2002. Sales for the Rubber and Plastic segment decreased $0.7 million, or 7.0%, from the same quarter in 2001. Sales for the Special Machines segment decreased $2.7 million, or 42.2%, to $3.7 million from $6.4 million in the first quarter of 2001. The decrease in the Special Machines segment is due to overall market decline in capital goods.

Sales for the six months ended June 30, 2002 were $91.2 million, a decrease of $5.0 million, or 5.2%, compared with sales of $96.1 million for the same period in 2001. Sales in the Precision Machined Products segment increased $1.6 million to $68.0 million, due to sales increases in the heavy-duty market, offset slightly by lost sales in the automotive market at two locations of $1.0 million compared to the same period in 2001. Sales for the Rubber and Plastic segment were $18.1 million, a decrease $1.3 million, or 6.9%, due to sales decreases in the automotive market. Sales in the Special Machines segment were $5.0 million a decrease of $5.3 million, or 51.1% from the prior year.

Gross margin was $8.4 million, or 16.9% of sales, for the quarter ended June 30, 2002 compared with $5.5 million, or 10.8% of sales, for the same period of 2001. In the Precision Machined Products segment the gross margin increased by $2.7 million due to increased sales in the heavy-duty market, cost reductions attributed to certain employee benefit plans and production improvements. In the Rubber and Plastics segments gross margin increased $0.4 million due to productivity improvements and cost reductions. Productivity improvements in all segments include salaried headcount reduction of approximately 23% at June 30, 2002 as compared with June 30, 2001.

Gross margin was $12.6 million, or 13.8% of sales, for the six months ended June 30, 2002 compared with $9.2 million, or 9.6% of sales, for the six months ended June 30, 2001. The increases in gross margin and gross margin percentage were primarily due to the increase in sales in the heavy-duty market in Precision Machined segment. Gross margin increase is also attributed to headcount reductions discussed above.

Selling, general and administrative expenses ("SG&A") for the three months and six months ended June 30, 2002 decreased due to cost savings measures taken throughout the Company, primarily reduction of salaried headcount.

Consolidated operating income for the second quarter of 2002 was $4.3 million, or 8.7% of sales compared with operating loss of $0.1 million, or 0.0% of sales for the same period one year ago. The increase in operating income was due primarily to the increase in gross margin and lower SG&A costs also noted above.

The Company was notified in July 2002 that a major customer will not renew a sales contract for a certain assembly. The current contract expires in January 2003. Sales of that assembly were approximately 16% of total sales of the Company for the six months ended June 30, 2002. The lost contract resulted in an impairment charge in the three months ended June 30, 2002 of $29.1 million.

Operating income for the six months ended June 30, 2002 increased to $5.0 million, or 5.5% of sales, excluding plant consolidation costs of $1.3 million, for all segments as noted in Note 5 Segment reporting, due to increases in sales and gross margin as noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") were $9.0 million for the first six months ended June 30, 2002, excluding plant consolidation costs of $1.3 million. The Company's capital expenditures for the six months ended June 30, 2002 were $0.2 million. The Company's changes in operating working capital had no significant impact on net cash. The Company accrued $2.2 million of professional fees to be paid in future periods and $2.9 million of interest relating to the subordinated debt, which is subject to compromise as a pre-petition obligation. Cash on hand at June 30, 2002 was $15.2 million.

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

As of the date hereof, the Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors and certain other pre-petition claims including certain customer program and warranty claims. In addition, in connection with the Filing, the Debtors obtained approval from the Bankruptcy Court to use cash collateral and to borrow $3 million under a debtor-in-possession credit facility from Comerica Bank (the "DIP Financing"). The Company believes, based on information presently available to it, that the cash available from its operations and the DIP Financing will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Financing, cash collateral order and cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code, (v) the Company's ability to obtain profitable new business and (vi) the Company's ability to achieve profitability following such confirmation.

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

As a result of the use of cash collateral and the DIP Financing on February 28, 2002 certain changes in the schedule of payments are required by the Company which were not in effect at December 31, 2001. The effect of the Filing and subsequent plan of reorganization to be filed with the Court, as it relates to the payment requirements scheduled, cannot be ascertained at this time. The table below reflects contractual commitments in the cash collateral order as of June 30, 2002:

                                                                                  (in thousands of dollars)
                                                                             Due in the Year Ended December 31,
                                                      ------------------------------------------------------------------------
Pre-petition Obligations                               2002         2003          2004         2005         2006         Later
------------------------                               ----         ----          ----         ----         ----         -----
Revolving Credit Line                $12,500          $12,500
Term Loan                              2,500              250      $1,200       $1,050
Industrial Revenue Bonds               6,100                                                                             6,100*
Operating Leases**                    19,800            5,600       5,800        5,000        2,000        1,200           200
Capitalized Leases                     3,000              300         300          300          300          300         1,500
Subordinated Debentures              123,000          123,000
                                    --------         --------      ------       ------       ------       ------        ------
Totals                              $166,900         $141,650      $7,300       $6,350       $2,300       $1,500        $7,800
                                    ========         ========      ======       ======       ======       ======        ======


*Comerica Bank can accelerate payment under the related letter of credit. **Liabilities not on the balance sheet subject to compromise

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

CAUTIONARY STATEMENTS UNDER THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section constitute "forward-looking statements" within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. A number of factors could cause actual results to differ materially from those included in or suggested by such forward-looking statements, including without limitation: the outcome of the proceeding in United States Bankruptcy Court, the cyclical nature of the industries served by the Company, all of which have encountered significant downturns in the past; the level of production by and demand from the Company's principal customers, upon which the Company is substantially dependent, including the three major domestic automobile manufacturers; whether, when and to what extent expected orders materialize; the impact on the Company of actions by its competitors, some of which are significantly larger and have greater financial and other resources than the Company. All forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section are qualified by such factors. The Company disclaims any obligation to update any such forward-looking statements.

                                  NEWCOR, INC.
                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K:
         (a)   Exhibits

         99.1     Certification pursuant to 18 U.S.C. section 1350 for
                  David A. Segal.

         99.2 Certification pursuant to 18 U.S.C. section 1350 for James J. Connor.

         (b) Reports on Form 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   NEWCOR, INC.
                                                   --------------------------
                                                     Registrant

         Date:    August 14, 2002                  /s/ James J. Connor
                  ---------------                  --------------------------
                                                       James J. Connor
                                                       President and co-Chief
                                                       Executive Officer

                                 Exhibit Index

Exhibit No.                   Description
-----------                   -----------

99.1           Certification pursuant to 18 U.S.C. section 1350 for
               David A. Segal.

99.2           Certification pursuant to 18 U.S.C. section 1350 for
               James J. Connor.
