Form 10-Q
period 2002-09-30
NEWCOR INC
filed 2002-11-15
CIK 71745

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                          Commission file number 1-5985
                                                 ------

                                  NEWCOR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                38-0865770
----------------------------------------    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)


4850 Coolidge Hwy, Suite 100
Royal Oak, Michigan                                     48073
----------------------------------------    ------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (248) 435-4269
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X).

As of November 11, 2002, the Registrant has 4,949,068 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.

                          PART I. FINANCIAL INFORMATION

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                               Three Months Ended             Nine Months Ended
                                                            ------------------------      ------------------------
                                                              Sept 30,      Sept 30,      Sept 30,        Sept 30,
                                                               2002           2001          2002            2001
                                                               ----           ----          ----            ----
Sales                                                       $  44,588      $  41,682      $ 135,767      $ 137,826
Cost of sales                                                  37,716         38,846        116,305        125,783
                                                            ---------      ---------      ---------      ---------

Gross margin                                                    6,872          2,836         19,462         12,043
Selling, general and administrative expenses                    3,257          4,282         10,866         12,935
Amortization expense                                                -          1,035              -          3,101
Plant consolidation costs                                           -              -          1,325              -
Restructuring charge                                                -                             -            450
Impairment of cost in excess of assigned
  value of acquired companies                                       -         19,304         29,093         19,304
                                                            ---------      ---------      ---------      ---------

Operating income (loss)                                         3,615        (21,785)       (21,822)       (23,747)
Other expense:
  Interest expense (total contractual interest was
    $9,108 for the nine months ended 9/30/02)                    (502)        (3,554)        (3,432)       (10,821)
  Reorganization fees                                            (844)             -         (3,000)          (300)
  Other income (expense), net                                     (47)          (126)           (62)          (442)
                                                            ---------      ---------      ---------      ---------

Income (loss) before income taxes and
Cumulative effect of accounting change                          2,222        (25,465)       (28,316)       (35,310)
Income tax provision                                                -          8,444              -          5,093
                                                            ---------      ---------      ---------      ---------

Net income (loss) before cumulative effect
  of accounting change                                          2,222        (33,909)       (28,316)       (40,403)
                                                            ---------      ---------      ---------      ---------

Cumulative effect of accounting change,
  net of income taxes                                               -              -         (8,645)             -
                                                            ---------      ---------      ---------      ---------

Net income (loss)                                           $   2,222      $ (33,909)     $ (36,961)     $ (40,403)
                                                            =========      =========      =========      =========

Amounts per share of common stock:
  Net income (loss) before cumulative
    effect accounting change - basic and diluted            $    0.45      $   (6.85)     $   (5.72)     $   (8.16)
  Cumulative effect of accounting change,
    net of income taxes                                     $       -      $       -      $   (1.75)     $       -
  Net income (loss) - basic and diluted                     $    0.45      $   (6.85)     $   (7.47)     $   (8.16)
Weighted average common shares outstanding                      4,949          4,949          4,949          4,949



                 The accompanying notes are an integral part of
                the condensed consolidated financial statements

                                  NEWCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                      Sept 30,     December 31,
                                                        2002           2001
                                                     ---------     ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                          $  18,955      $     127
  Accounts receivable                                   25,277         23,699
  Inventories                                            9,542         11,175
  Other current assets                                   3,750          2,864
                                                     ---------      ---------

Total current assets                                    57,524         37,865
Property, plant and equipment, net of
  accumulated depreciation of $44,300
  at 9/30/02 and $39,440 at 12/31/01                    39,777         44,670
Cost in excess of assigned value of
  acquired companies, net of amortization                    -         37,741
Debt issuance costs and other non-current assets         9,035          9,477
                                                     ---------      ---------

Total assets                                         $ 106,336      $ 129,753
                                                     =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank and other debt                                $  21,613      $ 137,934
  Accounts payable                                       7,585         14,049
  Liabilities subject to compromise                    143,104              -
  Other accrued liabilities                             10,209         17,332
                                                     ---------      ---------

Total current liabilities                              182,511        169,315
Other liabilities                                       11,838         11,490
                                                     ---------      ---------

Total liabilities                                      194,349        180,805
                                                     ---------      ---------

Shareholders' equity:
  Common stock, par value $1 per share
    Authorized: 10,000 shares
    Issued:  5,019 shares                                5,019          5,019
  Capital in excess of par                               2,415          2,415
  Treasury stock                                          (489)          (489)
  Accumulated other comprehensive income                  (833)          (833)
  Retained earnings (deficit)                          (94,125)       (57,164)
                                                     ---------      ---------

Total shareholders' equity (deficit)                   (88,013)       (51,052)
                                                     ---------      ---------

Total liabilities and shareholders' equity           $ 106,336      $ 129,753
                                                     =========      =========


                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                          Nine Months Ended
                                                        ----------------------
                                                        Sept 30,      Sept 30,
                                                          2002          2001
                                                        --------      --------

Operating Activities:
  Net income (loss)                                     $(36,961)     $(40,403)
  Depreciation                                             5,984         6,898
  Impairment and amortization of goodwill                 37,741        22,405
Deferred income tax                                            -         5,093
Other, net                                                   976          (838)
Changes in operating assets and liabilities, net           5,686           530
                                                        --------      --------

Net cash provided by (used by) operations                 13,426        (6,315)
                                                        --------      --------

Investing Activities:
  Capital expenditures                                    (1,732)       (3,143)
  Proceeds from sales of capital assets                       17           620
                                                        --------      --------

Net cash used in investing activities                     (1,715)       (2,523)
                                                        --------      --------

Financing Activities:
  Net borrowings on revolving credit line                  6,838         9,825
  Repayment of term note                                    (383)       (1,500)
  Issuance of promissory note                                919
  Payment on capital lease/promissory note                  (257)         (191)
                                                        --------      --------

Net cash provided by (used in) financing activities        7,117         8,134
                                                        --------      --------

Increase (decrease) in cash and cash equivalents          18,828          (704)
Cash and cash equivalents, beginning of period               127           704
                                                        --------      --------

Cash and cash equivalents, end of period                $ 18,955      $      -
                                                        ========      ========



                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Accounting Policies

BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the period. Results for interim periods should not be considered indicative of results for a full year. Certain amounts from the prior year have been reclassified to conform to the current period's presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in Newcor Inc.'s annual report on Form 10-K for the year ended December 31, 2001.

On February 25, 2002 (the "Petition Date"), Newcor, Inc. and its subsidiaries (collectively, the "Company"), filed voluntary petitions for relief (the "Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company is currently operating its businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Company (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 02-10575 (MFW).

The accompanying Consolidated Financial Statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Consolidated Financial Statements.

As reflected in the Consolidated Financial Statements, "Liabilities Subject to Compromise" refers to the Company's liabilities incurred prior to the commencement of the Chapter 11 Cases. This amount represents Newcor, Inc.'s estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further developments with respect to disputed claims; (4) rejection of executory contracts and unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. Payment terms for those amounts will be established in connection with the Chapter 11 Cases.

Pursuant to the Bankruptcy Code, the Company has filed schedules with the Bankruptcy Court setting forth the asset and liabilities of the Company. Differences between amounts recorded by the Company and claims filed by creditors will be investigated and resolved as part of the proceedings in the Chapter 11 Cases. A bar date of July 19, 2002 was set for the filings of proofs of claim against the Debtors. The Company is currently reviewing the claims that have been filed. The ultimate number and allowed amount of such claims are not presently known.

COST IN EXCESS OF ASSIGNED VALUE OF ACQUIRED COMPANIES (GOODWILL)
Effective January 1, 2002 the Company implemented Statement of Financial Accounting Standards No. 142. The pronouncement requires an impairment analysis be performed using various criteria to determine total value of the businesses acquired. The Company generally uses discounted cash flow as a measurement of enterprise value. As discussed in Note 7, the Company was notified by a major customer that it would not renew a sales contract for a certain assembly, which required an impairment charge of $29.1 million which was recorded in the three months ended June 30, 2002.

In accordance with the provisions of Statement of Financial Accounting Standards No. 142 and as of January 1, 2002, the Company completed its two step impairment analysis during the quarter ended June 30, 2002. This analysis resulted in an impairment loss at certain of its reporting units of approximately $8.6 million which was recorded as a cumulative effect accounting change as of January 1, 2002.

For the three months ended September 30, 2001, the Company reported that net loss and loss per share was $(33.9) million and $(6.85), respectively. Adjusted for non-amortization provisions of SFAS No. 142, the Company's reported net loss and loss per share would have been $(32.9) million and $(6.71), respectively, resulting in a decrease in net loss of $1.0 million or an improvement of $0.21 per share for the third quarter 2001.

For the nine months ended September 30, 2001, the Company reported that net loss and per share was $(40.4) million and $(8.16), respectively. Adjusted for non-amortization provisions of SFAS No. 142, the Company's reported net loss and loss per share would have been $(37.3) million and $(7.54), respectively, resulting in a decrease in net loss of $3.1 million or an improvement of $0.63 per share for the nine months ended September 30, 2001.

Note 2. Reorganization

The Company filed for relief under Chapter 11 to address liquidity issues resulting from the current economic downturn, which substantially and generally harmed the automotive supply and heavy truck industry. As a consequence of the Filing, all pending litigation against the Company is stayed automatically by section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on claims against the Company that arose prior to the Filing. In addition, pursuant to section 365 of the Bankruptcy Code, the Company may reject or assume certain executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code.

As of the date hereof, the Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, pre-petition claims of critical vendors and certain other pre-petition claims including certain customer program and warranty claims. In addition, in connection with the Filing, the Company obtained approval from the Bankruptcy Court to use cash collateral and to borrow $3 million under a debtor-in-possession credit facility from Comerica Bank (the "DIP Order"). The Debtors have operated their businesses without the need of the DIP Financing. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the cash collateral order and cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code, (v) the Company's ability to obtain profitable new business and (vi) the Company's ability to achieve profitability following such confirmation.

A creditors' committee has been appointed as the official committee in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, has had the right to be heard on all matters that come before the Bankruptcy Court. The appointed committee has played an important role in the Chapter 11 Cases and the negotiation of the terms of the Company's proposed Chapter 11 plan of reorganization, which was filed with the Bankruptcy Court, along with the disclosure statement, on October 10, 2002 (the "Proposed Plan"). The Company anticipates that substantially all liabilities of the Company as of the date of the Filing will be resolved under the Proposed Plan and the Proposed Plan of reorganization will be voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. The Proposed Plan provides for the Company to continue as a going concern and would result in a significant reduction of debt from the Company's capital structure. Specifically, the Proposed Plan provides for the cancellation of $125 million of senior notes and a distribution of $28 million of new notes to holders of allowed unsecured claims. Additionally, the Proposed Plan provides for, among other things, holders of administrative claims, priority tax claims, priority non-tax claims, and secured creditors to be paid in full. Holders of unsecured claims are to receive their pro-rated share of the $28 million of new notes and $20 million in cash, of which $6 million shall be from a rights offering to equity holders of the Company, that will be guaranteed by EXX, Inc.

A hearing to consider approval of the disclosure statement to the Proposed Plan has been set for November 20, 2002, subject to adjournments. There can be no assurance that the disclosure statement will be approved by the Bankruptcy Court.

Although the Company has filed the Proposed Plan with the Bankruptcy Court, there can be no assurance that the Proposed Plan will be confirmed by the Bankruptcy Court and consummated. As provided by the Bankruptcy Code, the Company has the exclusive right to propose a plan of reorganization within 120 days following the Petition Date and to solicit votes for such a plan for 180 days. The Company has been granted an extension of the exclusivity period for soliciting votes for a plan of reorganization to December 24, 2002. If the Company fails to complete the solicitation of votes during such period or any further extension thereof, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Company.

As noted above, it is not possible at this time to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan of reorganization, including the Proposed Plan, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Debtors or the interests of Newcor's equity security holders.

The Company believes this filing with the United States Bankruptcy Court will materially change the future consolidated financial statements of the Company.

Note 3. Inventory

Inventories are summarized as follows:


                                                   Sept 30,     December 31,
                                                     2002           2001
                                                  ----------    ------------
                                                        (In thousands)
Costs and estimated earnings on uncompleted
  contracts in excess of related billings of
  $915 at 9/30/02 and $1,009 at 12/31/01          $      757     $      270
Raw materials                                          4,264          5,672
Work in process                                          903          1,021
Finished goods                                         3,618          4,212
                                                  ----------     ----------
                                                  $    9,542     $   11,175
                                                  ==========     ==========

Costs and estimated earnings on uncompleted contracts in excess of related billings represents revenue recognized under the percentage of completion method in excess of amounts billed.

Note 4. Comprehensive Income

Other comprehensive income for the nine months ended September 30, 2002 and 2001 was zero, as the only component of other comprehensive income for these periods was the minimum pension liability adjustment which is determined on an annual basis at the end of each fiscal year.

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

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate all corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:

                                        Precision
                                        Machined       Rubber and         Special
                                        Products         Plastic         Machines           Other          Total
                                        --------         -------         --------           -----          -----
                                                                      (In thousands)
Sales to unaffiliated customers
  Three months ended Sept 30,
  2002                                $    34,888     $    7,836       $     1,864                      $   44,588
  2001                                     28,568          8,031             5,083                          41,682
  Nine months ended Sept 30,
  2002                                $   102,896     $   25,961       $     6,910                      $  135,767
  2001                                     94,928         27,494            15,404                         137,826

Operating income
  Three months ended Sept 30,
  2002                                $     3,491     $      677       $       156      $     (709)     $    3,615
  2001                                       (754)          (600)              754            (846)         (1,446)
  Nine months ended Sept 30,
  2002                                $     8,556     $    2,180       $        85      $   (2,225)     $    8,596
  2001                                        563           (337)            1,004          (2,572)         (1,342)

Identifiable assets
  Sept 30, 2002                       $    54,043     $   16,183       $     4,783      $   31,327      $  106,336
  December 31, 2001                        85,131         24,965             7,172          12,485         129,753

A reconciliation of operating income for reportable segments to consolidated operating income is as follows:

                                                       Three Months Ended                  Nine Months Ended
                                                       ------------------                  -----------------

                                                    Sept 30,         Sept 30,         Sept 30,          Sept 30,
                                                      2002             2001             2002              2001
                                                    --------         --------         --------          --------
                                                                           (In thousands)

Operating income for reportable segments            $   4,324      $     (600)        $  10,821         $  1,230
Other operating loss, unallocated
  corporate and other expenses including
  a restructuring charge                                 (709)        (20,150)           (2,225)         (21,876)
Amortization and impairment of goodwill                    -           (1,035)          (30,418)          (3,101)
                                                    ---------      ----------         ---------         --------

Consolidated operating income (loss)                $   3,615      $  (21,785)        $ (21,822)        $(23,747)
                                                    =========      ==========         =========         ========

Note 6. Recent Pronouncement

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes FASB Statement No. 121; Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asset to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This standard applies to long-lived assets other than goodwill. It describes a probability-weighted cash flow estimation approach regarding the recovery of the carrying amount of long-lived assets, such as property, plant and equipment. The Company has adopted this standard effective January 1, 2002 and the impact on the September 30, 2002 statement is not material.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities, " which supercedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan as was required by EITF 94-3. This statement is effective for disposal activities initiated after December 31, 2002, with early application encouraged. SFAS No. 146 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

Note 7. Recent Developments

The Company was notified in July 2002 that a major customer will not renew a sales contract for a certain assembly. The current contract expires in January 2003. Sales of that assembly were approximately 20% of total sales of the Company for the nine months ended September 30, 2002. The lost contract resulted in a goodwill impairment charge, which was recorded in the three months ended June 30, 2002 of $29.1 million.

Note 8. Credit Arrangements and Debt

A summary of debt at September 30, 2002 and December 31, 2001 is as follows:

                                                            2002           2001
                                                            ----           ----
                                                             (In thousands)
Revolving credit line (Pre-Petition Bank Facility)    $   12,527      $   5,689
Term note, bank                                            2,450          2,833
Capital lease                                              2,685          2,969
Promissory note                                              832             -
Limited obligation revenue bonds, variable
  interest rate (average 3.0% in 2001 and
  4.3% in 2000)                                            6,100          6,100
Senior Subordinated Notes                                123,000*       123,000
                                                      ----------      ---------

                                                      $  147,594      $ 140,591
                                                      ==========      =========

*Amount included in liabilities subject to compromise in the balance sheet.

The Company failed to make the required interest payment, due September 4, 2001, March 1, 2002 and September 1, 2002, on the Notes. As such, the Company caused an Event of Default as defined in the Indenture. The Company is currently engaged in discussions with Noteholders and their legal representatives to restructure the Company's indebtedness. All of the Company's Notes have been classified as a current obligation on the Balance Sheet including $12.1 million of unpaid interest accrued prior to the Filing. In addition, the default on the Notes also caused a default on the Bank Facility, and as such, the total indebtedness under the Bank Facility has been classified as current.

In September 1995, Rochester Gear, Inc., a wholly owned subsidiary of the Company (the "Subsidiary"), entered into a loan agreement whereby $6.1 million of limited obligation refunding revenue bonds were issued. These bonds mature on January 1, 2008 and are collateralized by the Subsidiary's land, building and equipment and guaranteed by the Company.

The Company currently has received authorization from the Bankruptcy Court to enter into a DIP facility in the amount of $3.0 million, which has not been drawn upon as of September 30, 2002.


Note 9. Condensed Consolidating Information

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

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 2002
                                 (In thousands)

                                                                            Guarantor          Eliminations/
                                                    Parent                Subsidiaries          Adjustments      Consolidated

Sales                                             $   19,334              $   25,254            $       -         $  44,588
Cost of sales                                         17,014                  20,702                                 37,716
                                                  ----------              ----------            ----------        ---------

Gross margin                                           2,320                   4,552                                  6,872
Selling, general and administrative expense            1,857                   1,400                                  3,257
Impairment charge                                         -                       -                                      -
                                                  ----------              ----------            ----------        ---------

Operating income (loss)                                  463                   3,152                                  3,615
Other income (expense):
   Interest expense                                     (439)                    (63)                                  (502)
   Restructuring charge                                 (844)                     -                                    (844)
Other                                                     13                     (60)                                   (47)
                                                  ----------              ----------            ----------        ---------

Net loss before income taxes,
  equity in income of consolidated subsidiaries
  and before cumulative effect of accounting
  change                                                (807)                  3,029                                  2,222

Income tax provision (benefit)                            -                       -                     -                -
                                                  ----------              ----------            ----------        ---------

Net loss before equity in income
  of guarantor subsidiaries before cumulative
  effect of accounting change, net of taxes             (807)                  3,029                                  2,222

Equity in income of guarantor subsidiaries             3,029                      -                  3,029               -
                                                  ----------              ----------            ----------        ---------

Cumulative effect of accounting change,
  net of income taxes                                     -                       -                     -                -
                                                  ----------              ----------            ----------        ---------


Net income (loss)                                 $    2,222              $    3,029            $    3,029        $   2,222
                                                  ==========              ==========            ==========        =========

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 2001
                                 (In thousands)

                                                                   Guarantor      Eliminations/
                                                    Parent       Subsidiaries      Adjustments      Consolidated

Sales                                             $   20,384     $   21,298        $      -          $  41,682
Cost of sales                                         18,241         20,605                             38,846
                                                  ----------     ----------        ----------        ---------

Gross margin                                           2,143            693                              2,836
Selling, general and administrative expense            2,573          1,709                              4,282
Amortization expense                                     429            606                              1,035
Impairment charge                                     19,304                                            19,304
                                                  ----------     ----------        ----------        ---------

Operating loss                                       (20,163)        (1,622)                           (21,785)
Other expense:
   Interest expense                                   (3,490)           (64)                            (3,554)
Other                                                    (42)           (84)                              (126)
                                                  ----------     -----------       ----------        ---------

Net loss before income taxes and
  equity in income of consolidated subsidiaries      (23,695)        (1,770)                           (25,465)
Income tax provision                                   8,444             -                               8,444
                                                  ----------     ----------        ----------        ---------

Net loss before equity in income
  of guarantor subsidiaries                          (32,139)        (1,770)                           (33,909)
Equity in income of guarantor subsidiaries            (1,770)                           1,770               -
                                                  ----------     ----------        ----------        ---------

Net income (loss)                                 $  (33,909)    $   (1,770)       $    1,770        $ (33,909)
                                                  ==========     ==========        ==========        =========

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                       NINE MONTH ENDED SEPTEMBER 30, 2002
                                 (In thousands)

                                                                   Guarantor    Eliminations/
                                                    Parent       Subsidiaries    Adjustments      Consolidated

Sales                                             $   62,302     $   73,465      $       -         $ 135,767
Cost of sales                                         54,272         62,033                          116,305
                                                  ----------     ----------      ----------        ---------

Gross margin                                           8,030         11,432                           19,462
Selling, general and administrative expense            6,190          4,676                           10,866
Impairment charge                                      1,237         27,856                           29,093
Plant consolidation costs                                 -           1,325                            1,325
                                                  ----------     ----------      ----------        ---------

Operating income                                         603        (22,425)                         (21,822)
Other income (expense):
   Interest expense                                   (3,251)          (181)                          (3,432)
   Restructuring fees                                 (3,000)            -                            (3,000)
Other                                                    (31)           (31)                             (62)
                                                  ----------     ----------      ----------        ---------

Net loss before income taxes,
  equity in income of consolidated
  subsidiaries and before cumulative effect
  of accounting change                                (5,679)       (22,637)                         (28,316)

Income tax provision (benefit)                            -              -               -                -
                                                  ----------     ----------      ----------        ---------

Net loss before equity in income
  of guarantor subsidiaries before cumulative
  effect of accounting change, net of taxes           (5,679)       (22,637)                         (28,316)

Equity in income of guarantor subsidiaries           (27,951)            -           27,951               -
                                                  -----------    ----------      ----------        ---------

Cumulative effect of accounting change,
  net of income taxes                                 (3,331)        (5,314)                          (8,645)
                                                  ----------     ----------      ----------        ---------

Net income (loss)                                 $  (36,961)    $  (27,951)     $   27,951        $ (36,961)
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
                                                  ==========      ==========       ==========        =========

                                  NEWCOR, INC.
                             (DEBTOR IN POSSESSION)
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2002
                                 (In thousands)

                                                                   Guarantor    Eliminations/
                                                    Parent       Subsidiaries    Adjustments      Consolidated
Assets
Current Assets:
  Cash and cash equivalents                       $   18,955     $      -        $                 $  18,955
  Accounts receivable                                 14,130         11,147                           25,277
  Inventories                                          5,664          3,878                            9,542
  Prepaid expenses and other                           2,707          1,043                            3,750
                                                  ----------     ----------      ----------        ---------

Total current assets                                  41,456         16,068                           57,524

Property, plant and equipment, net                    19,913         19,864                           39,777
Cost in excess of assigned value of acquired
  companies, net of amortization                          -              -                                -
Other non-current assets                               8,824            211                            9,035
Investment in subsidiaries                            46,641             -          (46,641)              -
                                                  ----------     ----------      ----------        ---------
Total assets                                      $  116,834     $   36,143      $  (46,641)       $ 106,336
                                                  ==========     ==========      ==========        =========

Liabilities
Current Liabilities:
  Bank debt and capital lease                     $   15,201     $    6,412      $                 $  21,613
  Accounts payable                                     4,893          2,692                            7,585
  Liabilities subject to compromise                  139,459          3,645                          143,104
  Other accrued liabilities                            6,488          3,721                           10,209
                                                  ----------     ----------      ----------        ---------

Total current liabilities                            166,041         16,470                          182,511

Intercompany                                          29,471        (29,471)                              -
Other non-current liabilities                          9,335          2,503                           11,838
                                                  ----------     ----------      ----------        ---------

Total liabilities                                    204,847        (10,498)                         194,349
                                                  ----------     ----------      ----------        ---------

Shareholders' Equity
  Common stock                                         5,019                                           5,019
  Capital in excess of par                             2,415         67,181         (67,181)           2,415
  Accumulated other comprehensive income                (833)                                          (833)
  Retained earnings                                  (94,125)       (20,540)         20,540          (94,125)
  Treasury stock at cost                                (489)                                          (489)
                                                  ----------     ----------      ----------        ---------

Total shareholders' equity (deficit)                 (88,013)        46,641         (46,641)         (88,013)
                                                  ----------     ----------      ----------        ---------
Total liabilities and shareholders' equity        $  116,834     $   36,143      $  (46,641)       $ 106,336
                                                  ==========     ==========      ==========        =========

                                  NEWCOR, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2001
                                 (In thousands)

                                                                    Guarantor     Eliminations/
                                                    Parent        Subsidiaries     Adjustments      Consolidated
ASSETS
Current Assets:
  Cash and cash equivalents                       $      102      $       25       $                 $     127
  Accounts receivable                                 11,566          12,133                            23,699
  Inventories                                          5,248           5,927                            11,175
  Prepaid expenses and other                           2,054             810                             2,864
                                                  ----------      ----------       ----------        ---------

Total current assets                                  18,970          18,895                            37,865

Property, plant and equipment, net                    20,392          24,278                            44,670
Cost in excess of assigned value of acquired
  companies, net of amortization                       4,571          33,170                            37,741
Other non-current assets                               9,233             244                             9,477
Investment in subsidiaries                            75,008              -           (75,008)              -
                                                  ----------      ----------       ----------        ---------

Total assets                                      $  128,174      $   76,587       $  (75,008)       $ 129,753
                                                  ==========      ==========       ==========        =========

Liabilities
Current Liabilities:
  Current portion of debt                         $  131,522      $    6,412       $                 $ 137,934
  Accounts payable                                     6,972           7,077                            14,049
  Other accrued liabilities                           15,252           2,080                            17,332
                                                  ----------      ----------       ----------        ---------

Total current liabilities                            153,746          15,569                           169,315

Debt                                                      -            2,657                             2,657
Intercompany                                          16,777         (16,777)                               -
Other non-current liabilities                          8,703             130                             8,833
                                                  ----------      ----------       ----------        ---------

Total liabilities                                    179,226           1,579                           180,805
                                                  ----------      ----------       ----------        ---------

Shareholders' Equity
  Common stock                                         5,019              -                              5,019
  Capital in excess of par                             2,415          67,181          (67,181)           2,415
  Accumulated other comprehensive income                (833)             -                               (833)
  Retained earnings                                  (57,164)          7,827           (7,827)         (57,164)
  Treasury stock at cost                                (489)             -                               (489)
                                                  ----------      ----------       ----------        ---------

Total shareholders' equity                           (51,052)         75,008          (75,008)         (51,052)
                                                  ----------      ----------       ----------        ---------

Total liabilities and shareholders' equity        $  128,174      $   76,587       $  (75,008)       $ 129,753
                                                  ==========      ==========       ==========        =========

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                 (In thousands)

                                                                    Guarantor    Eliminations/
                                                    Parent        Subsidiaries    Adjustments      Consolidated

Cash provided by (used in) operating activities   $   13,288      $      138      $      -          $  13,426
                                                  ----------      ----------      ----------        ---------

Investing Activities
Capital expenditures                                  (1,747)             32                           (1,715)
                                                  ----------      ----------      ----------        ---------

Net cash used in investing activities                 (1,747)             32                           (1,715)
                                                  ----------      ----------      ----------        ---------

Financing Activities
Net borrowings on revolving credit line                6,838              -                             6,838
Payments on capital lease/promissory note                (87)           (170)                            (257)
Issuance of promissory note                              919              -                               919
Repayment of term note                                  (383)             -                              (383)
                                                  ----------      ----------      ----------        ---------

Net cash provided by financing activities              7,287            (170)                           7,117
                                                  ----------      ----------      ----------        ---------

Increase (decrease) in cash                           18,828              -                            18,828
Cash and cash equivalents, beginning of year             127              -                               127
                                                  ----------      ----------      ----------        ---------

Cash and cash equivalents, end of year            $   18,955      $      -        $      -          $  18,955
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

RESULTS OF OPERATIONS

Sales of $44.6 million for the quarter ended September 30, 2002 increased $2.9 million, or 7.0%, as compared with sales of $41.7 million for the same quarter of 2001. Sales for the Precision Machined Products segment increased $6.3 million, or 22.1%, to $34.9 million. The increase is primarily due to increased sales to the heavy-duty truck market of $6.0 million, or 54.2%, to $17.0 million as compared to $11.0 million in the third quarter of 2001. The higher sales in the heavy-duty market were the result of increased demand prior to the enactment of more restrictive environmental standards, which were effective October 1, 2002. Precision Machined Products sales in the automotive and agricultural market were flat for the quarter ended September 30, 2002. Sales for the Rubber and Plastic segment decreased $0.2 million, or 2.4%, from the same quarter in 2001. Sales for the Special Machines segment decreased $3.2 million, or 63.3%, to $1.9 million from $5.1 million in the third quarter of 2001. The decrease in the Special Machines segment is due to overall market decline in capital goods.

Sales for the nine months ended September 30, 2002 were $135.8 million, a decrease of $2.1 million, or 1.5%, compared with sales of $137.8 million for the same period in 2001. Sales in the Precision Machined Products segment increased $8.0 million to $102.9 million, primarily due to sales increases in the heavy-duty market for the reasons noted above, compared to the same period in 2001. Sales for the Rubber and Plastic segment were $26.0 million, a decrease $1.5 million, or 5.6%, due to sales decreases in the automotive market. Sales in the Special Machines segment were $6.9 million a decrease of $8.5 million, or 55.1% from the prior year.

Gross margin was $6.9 million, or 15.4% of sales, for the quarter ended September 30, 2002 compared with $2.8 million, or 6.8% of sales, for the same period of 2001. In the Precision Machined Products segment the gross margin increased by $4.1 million primarily due to mix in sales in the heavy-duty market of approximately $3.3 million. Cost reductions attributed to certain employee benefit plans, production improvements and lower lease expense from rejected leases resulting from the restructuring process accounting for the remaining improvements. In the Rubber and Plastics segments gross margin increased $1.0 million due to productivity improvements and cost reductions. In the Special Machines Segment gross margin decreased to $0.6 million, or 31.1% of sales compared with $1.7 million, or 33.6% of sales in the same period of 2001.

Gross margin was $19.5 million, or 14.3% of sales, for the nine months ended September 30, 2002 compared with $12.0 million, or 8.7% of sales, for the nine months ended September 30, 2001. The increases in gross margin and gross margin percentage were primarily due to improved sales mix caused by the increase in sales in the heavy-duty market in Precision Machined segment.

Selling, general and administrative expenses ("SG&A") for the three months and nine months ended September 30, 2002 decreased due to cost savings measures taken throughout the Company, primarily reduction of salaried headcount.

Consolidated operating income for the third quarter of 2002 was $3.6 million, or 8.1% of sales compared with operating loss of $21.8 million, or 52.3% of sales for the same period one year ago. Included in the prior year results was an impairment charge of $19.3 million. The increase in operating income was due primarily to the heavy-duty market in the Precision Machined Products Segment, which had increases in gross margin, and lower SG&A costs also noted above.

Operating income for the nine months ended September 30, 2002 increased to $8.6 million, or 6.3% of sales, excluding plant consolidation costs and goodwill impairment charges of $30.4 million, for all segments as noted in Note 5 Segment reporting, due to increases in sales and gross margin as noted above.

The Company was notified in July 2002 that a major customer will not renew a sales contract for a certain assembly. The current contract expires in January 2003. Sales of that assembly were approximately 20% of total sales of the Company for the nine months ended September 30, 2002. The lost contract resulted in an impairment charge in the three months ended June 30, 2002 of $29.1 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") were $14.6 million for the first nine months ended September 30, 2002, excluding plant consolidation costs of $1.3 million and reorganization fees of $3.0 million. The Company's capital expenditures for the nine months ended September 30, 2002 were $1.7 million. The Company's changes in operating working capital had no significant impact on net cash. The Company accrued $2.0 million of interest relating to the subordinated debt, which is subject to compromise as a pre-petition obligation. Cash on hand at September 30, 2002 was $19.0 million.

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

As of February 25, 2002, the Filing date, the Company had $21.1 million of secured debt with Comerica Bank. The secured debt included $12.5 million on the Revolving Credit Loan, $2.5 million on a term loan and $6.1 million under a certain industrial revenue bond obligation related to one of the Company's facilities. These bonds are secured under a Repurchase Agreement obligating Comerica Bank upon an event of default to repurchase the bonds. As noted above, the Company, on October 25, 2002 filed a motion which, among other things, modifies the DIP Order and provides for the Company to immediately repay the Term note issued by Comerica Bank.

The Company failed to make the required interest payment, due September 4, 2001 and on March 1, 2002, on the Senior Subordinated Notes (the "Notes") in the amount of approximately $12.2 million. As such, the Company caused an Event of Default as defined in the Indenture. The Company is currently engaged in discussions with Noteholders and their legal representatives to restructure the Company's indebtedness. As such, all of the Company's Notes have been classified as a current obligation, subject to compromise, on the balance sheet at September 30, 2002. In addition, the default on the Notes also caused a default on the Bank Facility, and as such, the total indebtedness under the Bank Facility has been classified as current.

As noted above, the Company believes, based on information presently available to it, that the cash available from its operations will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the cash collateral order and cash management order entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) confirmation of a plan or plans of reorganization under the Bankruptcy Code, (v) the Company's ability to obtain profitable new business and (vi) the Company's ability to achieve profitability following such confirmation.

The Company believes the Filing with the United States Bankruptcy Court will materially change the future consolidated financial statements.

As a result of the use of cash collateral and the DIP Financing on February 28, 2002 certain changes in the schedule of payments are required by the Company which were not in effect at December 31, 2001. The effect of the Filing and subsequent plan of reorganization, as it relates to the payment requirements scheduled, cannot be ascertained at this time. The table below reflects contractual commitments as of Sept 30, 2002:

                                                                               (in thousands of dollars)
                                                                          Due in the Year Ended December 31,
                                                       ------------------------------------------------------------------------
                                                       2002         2003          2004         2005         2006         Later
                                                       ----         ----          ----         ----         ----         -----

Revolving Credit Line                $12,500          $12,500
Term Loan                              2,500              250      $1,200       $1,050
Industrial Revenue Bonds*              6,100                                                                             6,100
Operating Leases**                    12,200            3,100       3,500        3,000        1,400        1,000           200
Promissory Note                          900              100         200          200          200          200
Capitalized Leases                     3,000              300         300          300          300          300         1,500
Subordinated Debentures              123,000          123,000
                                    --------         --------      ------       ------       ------       ------        ------
Totals                              $160,200         $139,250      $5,200       $4,550       $1,900       $1,500        $7,800
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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
    Within 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and co-Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation the Company's management concluded that the Company's disclosure controls and procedures are effective.

(b) Changes in Internal Controls
    There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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


                                                   NEWCOR, INC.
                                                 ------------------------------
                                                   Registrant

         Date:    November 14, 2002              /s/ James J. Connor
                  -----------------              ------------------------------
                                                   James J. Connor
                                                   President and co-Chief
                                                   Executive Officer
                                                   Principal Financial Officer

I, David A. Segal, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Newcor, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002


                                                /s/ David A. Segal
                                                ------------------------------
                                                David A. Segal, Chairman and
                                                co-Chief Executive Officer

I, James J. Connor, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Newcor, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


                                                 /s/ James J. Connor
                                                -------------------------------
                                                James J. Connor, President,
                                                co-Chief Executive Officer and
                                                Chief Financial Officer

                               10-Q EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002