Form 10-Q/A
period 2002-09-30
NEWCOR INC
filed 2002-12-26
CIK 71745

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                          Commission file number 1-5985
                                                 ------


                                  NEWCOR, INC.

             (Exact name of registrant as specified in its charter)

DELAWARE                                                38-0865770
--------------------------------            ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)


4850 Coolidge Hwy, Suite 100
Royal Oak, Michigan                                          48073
--------------------------------            ------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code  (248) 435-4269
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No ( X ).

As of November 11, 2002, the Registrant has 4,949,068 outstanding shares of common stock, $1.00 par value, the Registrant's only class of common stock.

                          PART I. FINANCIAL INFORMATION

Due to a misunderstanding, the Company was unaware that its independent accountants had not completed their review of the financial information included in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the "Form 10-Q") prior to filing on November 14, 2002. The Company's independent accountants have informed the Company that they believe that they had communicated to the Company that they had not completed their review of the Form 10-Q prior to filing. The Company's independent accountants have notified the Company that they have completed their review of the financial information included in this Amendment Number 1 to Form 10-Q.

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                                    Three Months Ended                     Nine Months Ended
                                                                    ------------------                     -----------------
                                                                Sept 30,          Sept 30,            Sept 30,          Sept 30,
                                                                  2002*             2001                2002*             2001
                                                                  -----             ----                -----             ----


Sales                                                          $  44,588        $  41,682            $ 135,767        $ 137,826
Cost of sales                                                     37,716           38,846              116,305          125,783
                                                               ---------        ---------            ---------        ----------

Gross margin                                                       6,872            2,836               19,462           12,043
Selling, general and administrative expenses                       3,257            4,282               10,866           12,935
Amortization expense                                                   -            1,035                    -            3,101
Plant consolidation costs                                              -               -                 1,325                -
Restructuring charge                                                   -               -                     -              450
Impairment of cost in excess of assigned
value of acquired companies                                            -           19,304               29,093           19,304
                                                               ---------        ---------            ---------        ----------

Operating income (loss)                                            3,615          (21,785)             (21,822)         (23,747)
Other expense:
  Interest expense (total contractual interest was
  $9,108 and $3,036 for the nine and three
  months ended 9/30/02)                                             (502)          (3,554)              (3,432)         (10,821)
  Reorganization fees                                             (8,859)               -              (10,975)               -
  Other income (expense), net                                       (105)            (126)                (160)            (742)
                                                               ---------        ---------            ---------        ----------

Income (loss) before income taxes and
Cumulative effect of accounting change                            (5,851)         (25,465)             (36,389)         (35,310)
Income tax provision                                                   -            8,444                    -            5,093
                                                               ---------        ---------            ---------        ----------

Net income (loss) before cumulative effect
of accounting change                                              (5,851)         (33,909)             (36,389)         (40,403)
                                                               ---------        ---------            ---------        ----------

Cumulative effect of accounting change,
net of income taxes                                                    -                -               (8,645)               -
                                                               ---------        ---------            ---------        ----------

Net income (loss)                                              $  (5,851)       $ (33,909)           $ (45,034)       $ (40,403)
                                                               =========        =========            =========        =========

Amounts per share of common stock:
  Net income (loss) before cumulative
  effect accounting change - basic and diluted                 $   (1.18)       $   (6.85)           $   (7.35)       $   (8.16)
  Cumulative effect of accounting change,
  net of income taxes                                          $      -         $      -             $   (1.75)       $      -
  Net income (loss) -- basic and diluted                       $   (1.18)       $   (6.85)           $   (9.10)       $   (8.16)
Weighted average common shares outstanding                         4,949            4,949                4,949            4,949
*Restated from that previously reported


                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (unaudited)

                                                                                            Sept 30,           December 31,
                                                                                              2002*               2001
                                                                                              -----               ----
                                                       ASSETS
Current assets:
  Cash and cash equivalents                                                               $  18,955          $     127
  Accounts receivable                                                                        25,277             23,699
  Inventories                                                                                 9,542             11,175
  Other current assets                                                                        3,750              2,864
                                                                                          ---------          ---------

Total current assets                                                                         57,524             37,865
Property, plant and equipment, net of
  accumulated depreciation of $44,300
  at 9/30/02 and $39,440 at 12/31/01                                                         39,777             44,670
Cost in excess of assigned value of
  acquired companies, net of amortization                                                       -               37,741
Debt issuance costs and other non-current assets                                              9,035              9,477
                                                                                          ---------          ---------

Total assets                                                                              $ 106,336          $ 129,753
                                                                                          =========          =========

                                        LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Bank and other debt                                                                     $  21,613          $ 137,934
  Accounts payable                                                                            7,585             14,049
Other accrued liabilities                                                                    10,209             17,332
                                                                                          ---------          ---------

Total current liabilities                                                                    39,407            169,315

Liabilities subject to compromise                                                           151,177                  -
Other liabilities                                                                            11,838             11,490
                                                                                          ---------          ---------

Total liabilities                                                                           202,422            180,805
                                                                                          ---------          ---------

Shareholders' deficit:
  Common stock, par value $1 per share
    Authorized: 10,000 shares
    Issued:  5,019 shares                                                                     5,019              5,019
  Capital in excess of par                                                                    2,415              2,415
  Treasury stock                                                                               (489)              (489)
  Accumulated other comprehensive income                                                       (833)              (833)
  Retained deficit                                                                         (102,198)           (57,164)
                                                                                          ---------          ---------

Total shareholders' deficit                                                                 (96,086)           (51,052)
                                                                                          ---------          ---------

Total liabilities and shareholders' deficit                                               $ 106,336          $ 129,753
                                                                                          =========          =========
*Restated from that previously reported


                 The accompanying notes are an integral part of the condensed consolidated financial statements

                                  NEWCOR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)



                                                                                      Nine Months Ended
                                                                                      -----------------

                                                                               Sept 30,               Sept 30,
                                                                                 2002*                  2001
                                                                                 -----                  ----
Operating Activities:
  Net loss                                                                   $(45,034)               $(40,403)
  Depreciation                                                                  5,984                   6,898
  Impairment and amortization of goodwill                                      37,741                  22,405
  Deferred income tax                                                             -                     5,093
Other, net                                                                        976                    (838)
Net increase in liabilities subject to compromise                               8,073                       -
Changes in operating assets and liabilities, net                                5,686                     530
                                                                             --------                --------

Net cash provided by (used by) operations                                      13,426                  (6,315)
                                                                             --------                --------

Investing Activities:
  Capital expenditures                                                         (1,732)                 (3,143)
  Proceeds from sales of capital assets                                            17                     620
                                                                             --------                --------

Net cash used in investing activities                                          (1,715)                 (2,523)
                                                                             --------                --------

Financing Activities:
  Net borrowings on revolving credit line                                       6,838                   9,825
  Repayment of term note                                                         (383)                 (1,500)
  Issuance of promissory note                                                     919
  Payment on capital lease/promissory note                                       (257)                   (191)
                                                                             --------                --------

Net cash provided by financing activities                                       7,117                   8,134
                                                                             --------                --------

Increase (decrease) in cash and cash equivalents                               18,828                    (704)
Cash and cash equivalents, beginning of period                                    127                     704
                                                                             --------                --------

Cash and cash equivalents, end of period                                     $ 18,955                $      -
                                                                             ========                ========

*Restated from that previously reported



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

Restatement
Subsequent to the filing, it was determined that the estimated liability related to rejected leases had not been recorded in the financial information included in the Form 10-Q. The financial information presented herein has been restated from that previously reported as follows:



Condensed Consolidated Statement of Operations:
                                                                                      Three months ended       Nine months ended
                                                                                      September 30, 2002       September 30, 2002

         Income (loss) before income taxes and cumulative effect of accounting change:
           As previously reported                                                        $   2,222                 $ (28,316)
             Increase reorganization expense for estimated liability
              of rejected leases                                                            (8,073)                   (8,073)
                                                                                         ---------                 ---------
           As restated                                                                   $  (5,851)                $ (36,389)
                                                                                         ---------                 ---------

         Net income (loss):
         As previously reported                                                          $   2,222                 $ (36,961)
            Increase reorganization expense for estimated liability
               of rejected leases                                                           (8,073)                   (8,073)
                                                                                         ---------                 ---------
         As restated                                                                     $  (5,851)                $ (45,034)
                                                                                         =========                 =========

Condensed Consolidated Balance Sheet:

         Liabilities subject to compromise:
         As previously recorded                                                          $ 143,104
           Reorganization expense for estimated liability
              of rejected leases                                                             8,073
                                                                                         ---------

          As restated                                                                    $ 151,177
                                                                                         =========


Reorganization Expenses
Reorganization expenses included professional fees, primarily legal counsel, of $844 thousand and $3.0 million for the quarter and nine months ended September 30, 2002, respectively. Also, included in the reorganization expenses is approximately $8.1 million for the Company's estimate of allowable claims filed with the Court in July 2002, relating to executory contracts rejected by the Company.

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 142 and as of January 1, 2002, the Company completed its two step impairment analysis during the quarter ended June 30, 2002. This analysis resulted in an impairment loss at certain of its reporting units of approximately $8.6 million, which was recorded as a cumulative effect accounting change as of January 1, 2002.

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


As of September 30, 2002 Liabilities Subject to Compromise is as follows:
                                                                                 (In thousands)
Senior subordinated debt                                                $  123,000
Interest on senior subordinated debt                                        12,144
Vendor claims                                                                7,960
Claims for rejected contracts                                                8,073
                                                                         ---------
Total                                                                   $  151,177
                                                                         =========


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

Note 3.    Inventory


Inventories are summarized as follows:
                                                                          Sept 30,                  December 31,
                                                                            2002                       2001
                                                                            ----                       ----
                                                                                   (In thousands)
Costs and estimated earnings on uncompleted
contracts in excess of related billings of $915
at 9/30/02 and $1,009 at 12/31/01                                       $      757                 $      270
Raw materials                                                                4,264                      5,672
Work in process                                                                903                      1,021
Finished goods                                                               3,618                      4,212
                                                                        ----------                 ----------
                                                                        $    9,542                 $   11,175
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

The accounting policies of the segments are the same as those of the Company. There are no intersegment sales and management does not allocate all corporate expenses to the segments. The Company evaluates the performance of its segments and allocates resources to them based on operating income from continuing operations. Information by operating segment is summarized below:


                                        Precision
                                        Machined       Rubber and         Special
                                        Products         Plastic         Machines           Other          Total
                                        --------         -------         --------           -----          -----
                                                                     (In thousands)
Sales to unaffiliated customers
  Three months ended Sept 30,
  2002                                $    34,888     $    7,836       $     1,864                      $   44,588
  2001                                     28,568          8,031             5,083                          41,682
  Nine months ended Sept 30,
  2002                                $   102,896     $   25,961       $     6,910                      $  135,767
  2001                                     94,928         27,494            15,404                         137,826

Operating income
  Three months ended Sept 30,
  2002                                $     3,491     $      677       $       156      $     (709)     $    3,615
  2001                                       (754)          (600)              754            (846)         (1,446)
  Nine months ended Sept 30,
  2002                                $     8,556     $    2,180       $        85      $   (2,225)     $    8,596
  2001                                        563           (337)            1,004          (2,572)         (1,342)

Identifiable assets
  Sept 30, 2002                       $    54,043     $   16,183       $     4,783      $   31,327      $  106,336
  December 31, 2001                        85,131         24,965             7,172          12,485         129,753


A reconciliation of operating income for reportable segments to consolidated operating income is as follows:

                                                       Three Months Ended                  Nine Months Ended
                                                       ------------------                  -----------------

                                                    Sept 30,         Sept 30,         Sept 30,          Sept 30,
                                                      2002             2001             2002              2001
                                                      ----             ----             ----              ----
                                                                          (In thousands)

Operating income for reportable segments            $   4,324      $     (600)        $  10,821         $  1,230
Other operating loss, unallocated
  corporate and other expenses including
  a restructuring charge                                 (709)           (846)           (2,225)          (2,572)
Amortization and impairment of goodwill                    -          (20,339)          (30,418)         (22,405)
                                                    ---------      ----------         ---------         --------

Consolidated operating income (loss)                $   3,615      $  (21,785)        $ (21,822)        $(23,747)
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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan as was required by EITF 94-3. This statement is effective for disposal activities initiated after December 31, 2002, with early application encouraged. SFAS No. 146 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

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

The Company failed to make the required interest payment, due September 4, 2001, March 1, 2002 and September 1, 2002, on the Notes. As such, the Company caused an Event of Default as defined in the Indenture. The Company is currently engaged in discussions with Noteholders and their legal representatives to restructure the Company's indebtedness. All of the Company's Notes have been classified as liabilities subject to compromise on the Balance Sheet including $12.1 million of unpaid interest accrued prior to the Filing. In addition, the default on the Notes also caused a default on the Bank Facility, and as such, the total indebtedness under the Bank Facility has been classified as current.

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

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 2002*
                                 (In thousands)


                                                                            Guarantor     Eliminations/
                                                              Parent      Subsidiaries     Adjustments   Consolidated

Sales                                                       $ 19,334        $ 25,254      $      -          $ 44,588
Cost of sales                                                 17,014          20,702                          37,716
                                                            --------        --------        --------        --------

Gross margin                                                   2,320           4,552                           6,872
Selling, general and administrative expense                    1,857           1,400                           3,257
Impairment charge                                                -               -                                 -
                                                            --------        --------        --------        --------

Operating income                                                 463           3,152                           3,615
Other income (expense):
   Interest expense                                             (439)            (63)                           (502)
   Restructuring charge                                       (8,859)            -                            (8,859)
Other                                                            (45)            (60)                           (105)
                                                            --------        --------        --------        --------

Net loss before income taxes,
  equity in income of consolidated subsidiaries
  and before cumulative effect of accounting change           (8,880)          3,029                          (5,851)

Income tax provision (benefit)                                   -               -               -               -
                                                            --------        --------        --------        --------

Net loss before equity in income
  of guarantor subsidiaries before cumulative
  effect of accounting change, net of taxes                   (8,880)          3,029                          (5,851)

Equity in income of guarantor subsidiaries                     3,029             -            (3,029)            -
                                                            --------        --------        --------        --------

Cumulative effect of accounting change,
 net of income taxes                                             -               -               -               -
                                                            --------        --------        --------        --------

Net income (loss)                                           $ (5,851)       $  3,029        $ (3,029)       $ (5,851)
                                                            ========        ========        ========        ========




*Restated from that previously reported

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                        QUARTER ENDED SEPTEMBER 30, 2001
                                 (In thousands)


                                                                           Guarantor          Eliminations/
                                                     Parent               Subsidiaries         Adjustments      Consolidated

Sales                                             $   20,384              $   21,298            $       -         $  41,682
Cost of sales                                         18,241                  20,605                                 38,846
                                                  ----------              ----------            ----------        ---------

Gross margin                                           2,143                     693                    -             2,836
Selling, general and administrative expense            2,573                   1,709                    -             4,282
Amortization expense                                     429                     606                    -             1,035
Impairment charge                                     19,304                      -                     -            19,304
                                                  ----------              ----------            ----------        ---------

Operating loss                                       (20,163)                 (1,622)                               (21,785)
Other expense:
   Interest expense                                   (3,490)                    (64)                   -            (3,554)
Other                                                    (42)                    (84)                   -              (126)
                                                  ----------              -----------           ----------        ---------

Net loss before income taxes and
  equity in income of consolidated subsidiaries      (23,695)                 (1,770)                   -           (25,465)
Income tax provision                                   8,444                      -                     -             8,444
                                                  ----------              ----------            ----------        ---------

Net loss before equity in income
  of guarantor subsidiaries                          (32,139)                 (1,770)                   -           (33,909)
Equity in income of guarantor subsidiaries            (1,770)                     -                  1,770               -
                                                  ----------              ----------            ----------        ---------

Net income (loss)                                 $  (33,909)             $   (1,770)           $    1,770        $ (33,909)
                                                  ==========              ==========            ==========        =========

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTH ENDED SEPTEMBER 30, 2002*
                                 (In thousands)


                                                                            Guarantor          Eliminations/
                                                     Parent                Subsidiaries         Adjustments      Consolidated

Sales                                             $   62,302              $   73,465            $       -         $ 135,767
Cost of sales                                         54,272                  62,033                    -           116,305
                                                  ----------              ----------            ----------        ---------

Gross margin                                           8,030                  11,432                    -            19,462
Selling, general and administrative expense            6,190                   4,676                    -            10,866
Impairment charge                                      1,237                  27,856                    -            29,093
Plant consolidation costs                                 -                    1,325                    -             1,325
                                                  ----------              ----------            ----------        ---------

Operating income                                         603                 (22,425)                   -           (21,822)
Other income (expense):
   Interest expense                                   (3,251)                   (181)                   -            (3,432)
   Restructuring fees                                (10,975)                     -                     -           (10,975)
Other                                                   (129)                    (31)                   -              (160)
                                                  ----------              ----------            ----------        ---------

Net loss before income taxes,
  equity in income of consolidated
  subsidiaries and before cumulative effect of
  accounting change                                  (13,752)                (22,637)                   -           (36,389)

Income tax provision (benefit)                            -                       -                     -                -
                                                  ----------              ----------            ----------        ---------

Net loss before equity in income
  of guarantor subsidiaries before cumulative
  effect of accounting change, net of taxes          (13,752)                (22,637)                               (36,389)

Equity in income of guarantor subsidiaries           (27,951)                     -                 27,951               -
                                                  -----------             ----------            ----------        ---------

Cumulative effect of accounting change,
  net of income taxes                                 (3,331)                 (5,314)                                (8,645)
                                                  ----------              ----------            ----------        ---------

Net income (loss)                                 $  (45,034)             $  (27,951)           $   27,951        $ (45,034)
                                                  ==========              ==========            ==========        =========

*Restated from that previously reported

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (In thousands)


                                                                           Guarantor           Eliminations/
                                                     Parent               Subsidiaries          Adjustments      Consolidated

Sales                                             $   69,167              $   68,659            $       -         $ 137,826
Cost of sales                                         62,345                  63,438                                125,783
                                                  ----------              ----------            ----------        ---------

Gross margin                                           6,822                   5,221                    -            12,043
Selling, general and administrative expense            7,676                   5,259                    -            12,935
Amortization expense                                   1,288                   1,813                    -             3,101
Impairment charge                                     19,304                      -                     -            19,304
Nonrecurring loss                                        450                      -                     -               450
                                                  ----------              ----------            ----------        ---------

Operating loss                                       (21,896)                 (1,851)                   -           (23,747)
Other expense:
   Interest expense                                  (10,628)                   (193)                   -           (10,821)
   Other professional fees                              (300)                     -                     -              (300)
   Other                                                (183)                   (259)                   -              (442)
                                                  ----------              ----------            ----------        ---------

Loss before income taxes and
  equity in income of guarantor subsidiaries         (33,007)                 (2,303)                   -           (35,310)
Income tax expense                                     5,093                       -                    -             5,093
                                                  ----------              ----------            ----------        ---------

Loss before equity in income
  of guarantor subsidiaries                          (38,100)                 (2,303)                   -           (40,403)
Equity in income of guarantor subsidiaries            (2,303)                     -                  2,303               -
                                                  ----------              ----------            ----------        ---------

Net income (loss)                                 $  (40,403)             $   (2,303)           $    2,303        $ (40,403)
                                                  ==========              ==========            ==========        =========


                                  NEWCOR, INC.
                             (DEBTOR IN POSSESSION)
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 2002*
                                 (In thousands)


                                                                            Guarantor       Eliminations/
                                                              Parent       Subsidiaries      Adjustments    Consolidated
Assets
Current Assets:
  Cash and cash equivalents                                $  18,955       $      -        $       -          $  18,955
  Accounts receivable                                         14,130           11,147              -             25,277
  Inventories                                                  5,664            3,878              -              9,542
  Prepaid expenses and other                                   2,707            1,043              -              3,750
                                                           ---------        ---------        ---------        ---------

Total current assets                                          41,456           16,068              -             57,524

Property, plant and equipment, net                            19,913           19,864              -             39,777
Cost in excess of assigned value of acquired
  companies, net of amortization                                 -                -                -                -
Other non-current assets                                       8,824              211                             9,035
Investment in subsidiaries                                    46,641              -            (46,641)             -
                                                           ---------        ---------        ---------        ---------
Total assets                                               $ 116,834        $  36,143        $ (46,641)       $ 106,336
                                                           =========        =========        =========        =========

Liabilities
Current Liabilities:
  Bank debt and capital lease                              $  15,201        $   6,412       $      -          $  21,613
  Accounts payable                                             4,893            2,692              -              7,585
Other accrued liabilities                                      6,488            3,721              -             10,209
                                                           ---------        ---------        ---------        ---------

Total current liabilities                                     26,582           12,825              -             39,407

Intercompany                                                  29,471          (29,471)             -                -

Liabilities subject to compromise                            147,532            3,645              -            151,177

Other non-current liabilities                                  9,335            2,503              -             11,838
                                                           ---------        ---------        ---------        ---------

Total liabilities                                            212,920          (10,498)             -            202,422
                                                           ---------        ---------        ---------        ---------

Shareholders' Equity (Deficit)
  Common stock                                                 5,019                                              5,019
  Capital in excess of par                                     2,415           67,181          (67,181)           2,415
  Accumulated other comprehensive income                        (833)             -                -               (833)
  Retained deficit                                          (102,198)         (20,540)          20,540         (102,198)
  Treasury stock at cost                                        (489)             -                -               (489)
                                                           ---------        ---------        ---------        ---------

Total shareholders' equity (deficit)                         (96,086)          46,641          (46,641)         (96,086)
                                                           ---------        ---------        ---------        ---------
Total liabilities and shareholders' equity (deficit)       $ 116,834        $  36,143        $ (46,641)       $ 106,336
                                                           =========        =========        =========        =========


                    *Restated from that previously reported

                                  NEWCOR, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                DECEMBER 31, 2001
                                 (In thousands)




                                                                           Guarantor            Eliminations/
                                                      Parent             Subsidiaries            Adjustments      Consolidated
ASSETS
Current Assets:
  Cash and cash equivalents                       $      102              $       25            $       -         $     127
  Accounts receivable                                 11,566                  12,133                    -            23,699
  Inventories                                          5,248                   5,927                    -            11,175
  Prepaid expenses and other                           2,054                     810                    -             2,864
                                                  ----------              ----------            ----------        ---------

Total current assets                                  18,970                  18,895                    -            37,865

Property, plant and equipment, net                    20,392                  24,278                    -            44,670
Cost in excess of assigned value of acquired
  companies, net of amortization                       4,571                  33,170                    -            37,741
Other non-current assets                               9,233                     244                    -             9,477
Investment in subsidiaries                            75,008                      -                (75,008)              -
                                                  ----------              ----------            -----------       ---------

Total assets                                      $  128,174              $   76,587            $  (75,008)       $ 129,753
                                                  ==========              ==========            ===========       =========

Liabilities
Current Liabilities:
  Current portion of debt                         $  131,522              $    6,412            $       -         $ 137,934
  Accounts payable                                     6,972                   7,077                    -            14,049
  Other accrued liabilities                           15,252                   2,080                    -            17,332
                                                  ----------              ----------            ----------        ---------

Total current liabilities                            153,746                  15,569                    -           169,315

Debt                                                      -                    2,657                    -             2,657
Intercompany                                          16,777                 (16,777)                   -                -
Other non-current liabilities                          8,703                     130                    -             8,833
                                                  ----------              ----------            ----------        ---------

Total liabilities                                    179,226                   1,579                    -           180,805
                                                  ----------              ----------            ----------        ---------

Shareholders' Equity
  Common stock                                         5,019                      -                     -             5,019
  Capital in excess of par                             2,415                  67,181               (67,181)           2,415
  Accumulated other comprehensive income                (833)                     -                     -              (833)
  Retained earnings                                  (57,164)                  7,827                (7,827)         (57,164)
  Treasury stock at cost                                (489)                     -                     -              (489)
                                                  -----------             ----------            ----------        ----------

Total shareholders' equity                           (51,052)                 75,008               (75,008)         (51,052)
                                                  -----------             ----------            -----------       ----------

Total liabilities and shareholders' equity        $  128,174              $   76,587            $  (75,008)       $ 129,753
                                                  ==========              ==========            ===========       =========

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002*
                                 (In thousands)


                                                                           Guarantor           Eliminations/
                                                     Parent               Subsidiaries          Adjustments      Consolidated

Cash provided by operating activities             $   13,288              $      138            $       -         $  13,426
                                                  ----------              ----------            ----------        ---------

Investing Activities
Capital expenditures                                  (1,747)                     32                    -            (1,715)
                                                  ----------              ----------            ----------        ---------

Net cash used in investing activities                 (1,747)                     32                    -            (1,715)
                                                  ----------              ----------            ----------        ---------

Financing Activities
Net borrowings on revolving credit line                6,838                      -                     -             6,838
Payments on capital lease/promissory note                (87)                   (170)                   -              (257)
Issuance of promissory note                              919                      -                     -               919
Repayment of term note                                  (383)                     -                     -              (383)
                                                  ----------              ----------            ----------        ---------

Net cash provided by financing activities              7,287                    (170)                   -             7,117
                                                  ----------              ----------            ----------        ---------

Increase in cash                                      18,828                      -                     -            18,828
Cash and cash equivalents, beginning of year             127                      -                     -               127
                                                  ----------              ----------            ----------        ---------

Cash and cash equivalents, end of year            $   18,955              $      -              $       -         $  18,955
                                                  ==========              ==========            ==========        =========


* Restated from that previously reported

                                  NEWCOR, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (In thousands)


                                                                           Guarantor          Eliminations/
                                                      Parent              Subsidiaries         Adjustments       Consolidated

Cash provided by (used in) operating activities   $   (7,410)             $    1,095            $       -         $  (6,315)
                                                  ----------              ----------            ----------        ---------

Investing Activities
Capital expenditures                                  (1,619)                 (1,524)                   -            (3,143)
Proceeds from sale of capital asset                       -                      620                    -               620
                                                  ----------              ----------            ----------        ---------

Net cash used in investing activities                 (1,619)                   (904)                   -            (2,523)
                                                  ----------              ----------            ----------        ---------

Financing Activities
Net borrowings on revolving credit line                9,825                      -                     -             9,825
Payments on capital lease                                 -                     (191)                   -              (191)
Repayment of term note                                (1,500)                     -                     -            (1,500)
                                                  ----------              ----------            ----------        ---------

Net cash provided by financing activities              8,325                    (191)                   -             8,134
                                                  ----------              ----------            ----------        ---------

Decrease in cash                                        (704)                     -                     -              (704)
Cash and cash equivalents, beginning of year             704                      -                     -               704
                                                  ----------              ----------            ----------        ---------

Cash and cash equivalents, end of year            $       -               $      -              $       -         $       -
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

During the third quarter of 2002 certain claims were filed with the Court relating to executory contracts that were rejected by the Company. The Company estimates that claims of $8.1 million will be allowed although the amount of the actual claims filed exceeded this estimate.

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

The Company failed to make the required interest payment, due September 4, 2001, March 1, 2002 and September 1, 2002, on the Notes. As such, the Company caused an Event of Default as defined in the Indenture. The Company is currently engaged in discussions with Noteholders and their legal representatives to restructure the Company's indebtedness. All of the Company's Notes have been classified as liabilities subject to compromise on the Balance Sheet including $12.1 million of unpaid interest accrued prior to the Filing. In addition, the default on the Notes also caused a default on the Bank Facility, and as such, the total indebtedness under the Bank Facility has been classified as current.

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


                                                     NEWCOR, INC.

                                                     ---------------------------
                                                       Registrant

    Date:    December 20, 2002                       /s/ James J. Connor
             -----------------                       ---------------------------
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


Date:  December 20, 2002


                                                /s/ David A. Segal
                                                --------------------------------
                                                David A. Segal, Chairman and
                                                co-Chief Executive Officer

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

Date:  December 20, 2002


                                                /s/ James J. Connor
                                                --------------------------------
                                                James J. Connor, President,
                                                co-Chief Executive Officer and
                                                Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.            DESCRIPTION



EX-99.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002